Form 10-Q
period 2021-03-31
Gaming & Hospitality Acquisition Corp.
filed 2021-05-24
CIK 1806156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39987

GAMING & HOSPITALITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-5014306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3755 Breakthrough Way #300
Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)

(800) 211-8626

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant to purchase one share of Class A common stock	GHACU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	GHAC	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment	GHACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 24, 2021, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GAMING & HOSPITALITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,531,432	$25,000
Prepaid expenses	996,297	—

Total current assets	2,527,729	25,000
Deferred offering costs	—	550,046
Cash held in Trust Account	200,002,660	—

Total assets	$202,530,389	$575,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$51,778	$526,759
Accounts payable – related party	66,666	—
Advances from Sponsor	—	34,236

Total current liabilities	118,444	560,995
Warrant liabilities	6,235,842
Deferred underwriting fee payable	7,000,000	—

Total liabilities	13,354,286	560,995

Commitments and contingencies
Class A common stock subject to possible redemption, 18,417,610 and no shares, at March 31, 2021 and December 31, 2020, respectively, at redemption value	184,176,098	—

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,359,890 and no shares issued and outstanding (excluding 18,417,610 and no shares subject to possible redemption), at March 31, 2021 and December 31, 2020, respectively	236	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	6,115,091	24,500
Accumulated deficit	(1,115,822)	(10,949)

Total stockholders’ equity	5,000,005	14,051

Total liabilities and stockholders’ equity	$202,530,389	$575,046

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Formation costs and other operating expenses	$969,016

Loss from operations	(969,016)
Other income (expense):
Interest income on marketable securities held in Trust Account	2,660
Change in fair value of warrant liabilities	(138,517)

Other income (expense), net	(135,857)

Net loss	$(1,104,873)

Weighted average number of common shares outstanding:
Class A – Public shares	20,000,000
Class A – Private shares	777,500
Class B – Common stock	4,756,944
Basic and diluted net loss per share:
Class A – Public shares	$0.00

Class A – Private shares	$(0.20)

Class B – Common stock	$(0.20)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	—	—	5,000,000	$500	$24,500	$(10,949)	$14,051

Issuance of Class A common stock, net of stock issuance costs	20,000,000	2,000	—	—	188,587,250	—	188,589,250
Issuance of common stock (private units)	777,500	78	—	—	7,774,922	—	7,775,000
Net loss	—	—			—	(1,104,873)	(1,104,873)
Less: common stock subject to redemption	(18,417,610)	(1,842)	—	—	(190,271,581)	—	(190,273,423)

Balance – March 31, 2021	2,359,890	$236	5,000,000	$500	$6,115,091	$(1,115,822)	$5,000,005

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash flow from operating activities:
Net loss	$(1,104,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(2,660)
Change in fair value of warrant liabilities	138,517
Transaction costs allocable to warrant liabilities	344,981
Changes in operating assets and liabilities
Prepaid expenses	(996,297)
Accounts payable and accrued expenses	40,829
Accounts payable – related party	66,666

Net cash used in operating activities	(1,512,837)

Cash flow from investing activities:
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Advances from Sponsor	37,470
Paydown of Sponsor	(71,706)
Payment of deferred offering costs	(4,721,495)
Proceeds from issuance of common stock (public units)	200,000,000
Proceeds from issuance of common stock (private units)	7,775,000

Net cash provided by financing activities	203,019,269

Net change in cash	1,506,432
Cash at the beginning of the period	$25,000

Cash at the end of the period	$1,531,432

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$7,000,000

Initial classification of common stock subject to possible redemption	$(184,560,985)

Change in value of common stock subject to possible redemption	$(384,887)

Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$(6,097,325)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Gaming and Hospitality Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 4, 2020 (“Inception”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the gaming and hospitality sectors.

The Company is sponsored by Affinity Gaming Holdings, L.L.C. (the “Sponsor”), the indirect sole stockholder of Affinity Gaming, a diversified casino gaming company headquartered in Las Vegas, Nevada, and full voting control of the Sponsor is held by entities managed by affiliates of Z Capital Partners, L.L.C. Concurrently with the Business Combination, the Company currently intends to merge with Affinity Gaming. The Company cannot provide any assurance that such a merger with Affinity Gaming will occur at all, or, if it does, it cannot provide any assurance as to the timing or terms thereof. However, the Company will not complete a Business Combination with only Affinity Gaming.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from Inception through February 5, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”), which is described in Note 3. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 2, 2021 (the “Effective Date”). On February 5, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Public Units”), which includes the exercise by the underwriter of its over-allotment option in the amount of 2,500,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $200,000,000 which is described in Note 3. Each Public Unit consists of one share of Class A common stock of the Company (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 777,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Sponsor, generating gross proceeds of $7,775,000. Each Private Unit consists of one share of Class A common stock of the Company (the “Private Shares”) and one-third of one redeemable warrant (the “Private Warrants”). See Note 4.

Transaction costs amounted to $11,755,731 million, consisting of $4,000,000 in cash underwriting fees, $7,000,000 of deferred underwriting fees and $755,731 million of other offering costs. Of these transaction costs, $344,981 were determined to be allocable to the warrant liabilities and were expensed in formation costs and other operating expenses within the condensed statement of operations. In addition, as of February 5, 2021, cash of $3,095,790 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on February 5, 2021, an amount of $200,000,000 ($10.00 per Public Unit) from the gross proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Units, although substantially all of the net proceeds are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

As required by the rules of The Nasdaq Stock Market (“Nasdaq”), the Business Combination will be approved by a majority of the Company’s independent directors. Nasdaq rules also require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest income earned on the Trust Account).

The Company anticipates structuring the Business Combination in such a way so that the post-Business Combination company in which the Company’s Public Stockholders (as defined below) own shares will own or acquire 100% of the equity interests or assets of the target business. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest earned and not previously released to the Company to pay franchise and income taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to certain limitations. The per-share amount distributed to investors who properly redeem their shares will not be reduced by deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to waive their redemption rights with respect to any Founder Shares (as defined below) (see Note 5) and Private Shares held by them (see Note 4) and any Public Shares they may acquire during or after the Initial Public Offering in connection with a Business Combination or otherwise.

The opportunity to redeem all or a portion of Public Shares will be provided either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under the law or Nasdaq listing requirements.

In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company will not be permitted to complete the Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on the Public Stockholders not tendering more than a specified number of Public Shares, which number will be based on the requirement that the Company may not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon completion of the Business Combination and after payment of the deferred underwriting commissions (so that the Company is not subject to the “penny stock” rules of the Securities and Exchange Commission (the “SEC”)) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Public Stockholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete the Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Company will have 24 months to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination with the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay the Company’s franchise and income taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Reclassification

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of February 2, 2021, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 6,666,667 Public Warrants that were included in the units issued by the Company in its IPO and (ii) the 259,167 Private Warrants (together with the Public Warrants, the “Warrants,” which are discussed in Note 3, Note 4, Note 8 and Note 9). The Company previously accounted for the Warrants as components of equity.

The guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Upon further evaluation of the terms of the Warrants, management concluded that the Warrants should be accounted for as a derivative liability. The Warrant Agreement includes a provision of which application of such provision could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s common stock, as noted in ASC 815-40-15, the Warrants could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s common stock, all holders of the Warrants (both Public Warrants and Private Warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain holders of the Company’s common stock would be entitled to cash. Thus, these provisions preclude the Company from classifying the Warrants in stockholders’ equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC Topic 480, Distinguishing Liabilities from Equity, (“ASC 480”), common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common shares to be issued to settle warrants, as calculated using the treasury method. For the three months ended March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

For the Quarter ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to redeemable Class A common stock
Interest income earned on marketable securities held in Trust Account	$2,358
Net income allocable to redeemable Class A common stock	$2,358

Denominator: Weighted average shares outstanding of redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	20,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings allocable to non-redeemable Class A and Class B common stock
Net loss	$(1,104,873)
Less: Net income allocable to redeemable Class A common stock	(2,358)
Non-redeemable net loss	$(1,107,231)

Denominator: Weighted average shares outstanding of non-redeemable Class A and Class B common stock
Non-redeemable Class A and Class B common stock, basic and diluted	5,534,444
Basic and diluted net loss per non-redeemable per share of Class A and Class B common stock	$(0.20)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist principally of underwriting, legal, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs of approximately $11.4 million were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company evaluated the Warrants (Note 3, Note 4, Note 8 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statement of operations in the period of change.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred income taxes were deemed to be de minimis as of March 31, 2021.

Components of Equity

Upon consummation of the IPO, the Company issued Class A common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $6,097,325 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $11,410,750, to the Class A common stock. A portion of the 20,000,000 Class A common stocks are presented within temporary equity, as certain shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recently Issued Accounting Pronouncements

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, which if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Public Units at $10.00 per Public Unit (which includes the exercise by the underwriter of its over-allotment option of 2,500,000 units). Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to certain adjustments. See Note 7.

NOTE 4. PRIVATE PLACEMENT UNITS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 777,500 Private Units at a price of $10.00 per Private Unit (including 50,000 Private Units purchased in connection with the exercise of the underwriter’s over-allotment option). Each Private Unit is identical to the Public Units sold in the Initial Public Offering, except as described in Note 7. A portion of the proceeds from the sale of the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares or the Private Shares, and the Private Warrants will expire worthless if the Company does not consummate a Business Combination within 24 months.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2020, the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On February 2, 2021, the Company effected a stock dividend of 0.15942029 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate of 5,000,000 Founder Shares. As a result of the underwriter’s election to fully exercise their over-allotment option, a total of 625,000 of Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Director Compensation

On February 5, 2021, the Company agreed to pay an aggregate of $375,000 in one-time cash bonus payments to its independent directors, which was recognized as general and administrative expense by the Company.

Administrative Support Agreement

The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Gaming, a Nevada corporation and affiliate of our sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Gaming to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred $66,666 of fees as of March 31, 2021.

Advances from Sponsor

On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. To date, the Company had no outstanding borrowings under Working Capital Loans. There were no loans outstanding as of March 31, 2021.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Units and units that may be issued upon conversion of Working Capital Loans have registration rights pursuant to a registration rights agreement entered into on February 2, 2021 requiring the Company to register a sale of any of the Company’s securities held by them (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). These holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreements

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $4,000,000. The underwriter is entitled to a deferred fee of $0.35 per Public Unit, or $7,000,000 in the aggregate. The deferred commission was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:

Class A Common Stock: 100,000,000 shares

Class B Common Stock: 10,000,000 shares

Preferred Stock: 1,000,000 shares

Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A and Class B Common Stock

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, and recapitalizations.

In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus (ii) the sum of (a) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding (1) any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination, the Private Units and (2) any Private Units issued to the Sponsor or its affiliates upon conversion of loans made to us) minus (b) the number of Public Shares redeemed by Public Stockholders.

Pursuant to, and concurrently with, the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. As of March 31, 2021, there were 1,736,306 shares of Class A common stock issued and outstanding, excluding 18,417,610 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.

Founder Shares and Private Shares

Holders of Founder Shares and Private Shares have the same stockholder rights as Public Stockholders, except that:

•	Founder Shares and Private Shares are subject to certain transfer restrictions, as described in more detail below;

•	The Initial Stockholders have agreed to:

•	waive redemption rights with respect to Founder Shares, Private Shares, and any Public Shares held by them in connection with the completion of the initial Business Combination;

•

waive redemption rights with respect to Founder Shares, Private Shares, and any Public Shares held by them in connection with a stockholder vote to approve an amendment to the amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; and

•

waive their rights to liquidating distributions from the Trust Account with respect to Founder Shares if the Company fails to complete the initial Business Combination during the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold;

•

Founder Shares are shares of Class B common stock that will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one basis, subject to certain adjustments; and

•	Are entitled to registration rights.

Additionally, Founder Shares are subject to certain transfer restrictions as described in Note 5, and, prior to the initial Business Combination, only holders of the Founder Shares have the right to vote on the election of directors and holders of a majority of Founder Shares may remove a member of the board of directors for any reason.

With respect to any other matter submitted to a vote of stockholders, holders of Founder Shares and holders of Public Shares will vote together as a single class, with each share entitling the holder to one vote.

NOTE 8. WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of (a) 12 months from the closing of the Initial Public Offering or (b) 30 days after the completion of a Business Combination. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the units, and only whole Public Warrants will trade. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

Once the Public Warrants become exercisable, the Company may redeem them (except as described for Private Warrants discussed below):

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

The Private Warrants will be non-redeemable (except in certain instances) and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees. If the Private Units are held by someone other than our Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Public Units being sold in this offering. If holders of Private Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their Private Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Private Warrants, multiplied by the difference between the exercise price of the Private Warrants and the “fair market value” by (y) the fair market value.

If, and only if, the last reported sale price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption equals or exceeds $10.00 per share, but is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the warrants may be redeemed at $0.10 per Public Warrant.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Company is not registering the shares of Class A common stock issuable upon exercise of the Public Warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and the Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the Public Warrants expire or are redeemed, as specified in the Warrant Agreement; provided that if shares of Class A common stock are at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of the initial Business Combination, Public Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their Public Warrants on a cashless basis.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants:

•	Will be non-redeemable;

•

May not, subject to certain limited exceptions, be transferred, assigned, or sold by the Sponsor until 30 days after the completion of the initial Business Combination (including the shares of Class A common stock issuable upon exercise of the Private Warrants); and

•	May be exercised on a cashless basis, so long as they are held by the Sponsor or its permitted transferees.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$200,002,660
Liabilities:
Private Warrants	3	$235,842
Public Warrants	3	$6,000,000

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on February 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-third of one Public Warrant), (ii) the sale of Private Units (which is inclusive of one share of the Private Shares of the Company and one-third of one redeemable warrant, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Warrants and Public Warrants were as follows at initial measurement:

Input	February 2, 2021 (Initial Measurement)
Risk-free interest rate	0.66%
Expected term (years)	5.00
Expected volatility	15%
Exercise price	$11.50
Fair value of Class A common stock	$9.71

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•

The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected term was determined to be five years, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date and expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The fair value of one Class A common, represents the closing price on the measurement date as observed from the ticker GHAC. Prior to trading, the fair value is inferred by solving to the publicly-traded stock price.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk-neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Warrants across the valuation dates utilized in the Monte Carlo simulation model. Therefore, the resulting valuations for the two classes of Warrants were determined to be within $0.01. On February 2, 2021, the Private Warrants and Public Warrants were determined to be $0.89 and $0.88 per warrant for aggregate values of $0.2 million and $5.9 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. At the subsequent measurement date of March 31, 2021, the Public Warrants and Private Warrants were fair valued using the Monte Carlo Simulation Method. The fair value classification for both the Public Warrants and Private Warrants remain unchanged as Level 3 from their initial valuation.

Input	March 31, 2021 (Subsequent Measurement)
Risk-free interest rate	1.22%
Expected term (years)	5.00
Expected volatility	16%
Exercise price	$11.50
Fair value of Class A common stock	$9.71

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

•

The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected term was determined to be five years, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the Initial Public Offering date and expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•

The fair value of one Class A common, represents the closing price on the measurement date as observed from the ticker GHAC. Prior to trading, the fair value is inferred by solving to the publicly-traded stock price.

As of March 31, 2021, the Private Warrants and Public Warrants were determined to be $0.91 and $0.90 per warrant for aggregate values of $0.2 million and $6.0 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on February 2, 2021	230,658	5,866,667	6,097,325
Change in valuation inputs or other assumptions(1)	5,184	133,333	138,517

Fair value as of March 31, 2021	$235,842	$6,000,000	$6,235,842

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.

There were no transfers into and out of fair value measurement levels during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through May 24, 2021, the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Gaming & Hospitality Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Affinity Gaming Holdings, L.L.C. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 4, 2020 (“Inception”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,104,873, which consisted of operating costs of $969,016, interest income on marketable securities held in our Trust Account of $2,660, and a loss in fair value of warrant liabilities of 138,517.

Liquidity and Capital Resources

On February 5, 2021, we consummated the Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units sold pursuant to the full exercise of the underwriter’s over-allotment option, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 777,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $7,775,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $200,000,000 was placed in the Trust Account. We incurred $11,755,731 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $755,731 of other costs. Of these transaction costs, $344,981 were determined to be allocable to the warrant liabilities and were expensed in formation costs and other operating expenses within the condensed statement of operations.

As of March 31, 2021, we had marketable securities held in the Trust Account of $202,002,660 (including $2,660 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less.

For the three months ended March 31, 2021, cash used in operating activities was $1,512,837. Net loss of $1,104,873 was affected by interest income on marketable securities held in our Trust Account of $2,660, transaction costs allocable to warrant liabilities of $344,981, change in fair value of warrant liabilities of $138,517, and changes in operating assets and liabilities, which used $888,802 of cash.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,531,432 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Private Units, at a price of $10.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we are unable to complete our Business Combination within the time period set forth in our amended and restated certificate of incorporation because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Affinity Gaming, an affiliate of the Sponsor, a monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, reimbursement of a portion of the compensation paid by Affinity Gaming, an affiliate of our Sponsor, to our officers in consideration of the time dedicated to us by each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer, and reimbursement of expenses. We began incurring these fees on February 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation in accordance with its amended and restated certificate of incorporation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of stockholders’ equity section of our condensed balance sheets.

Net Loss Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Revision of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 2, 2021, except for the below:

Our Warrants are accounted for as liabilities and the changes in value of our Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our Public Warrants and Private Warrants and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. ASC 815-40, Derivatives and Hedging—Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have implemented certain remediation steps to address the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2020, the Sponsor purchased 4,312,500 Founder Shares for an aggregate purchase price of $25,000. In February 2021, we effected a stock dividend of 0.15942029 of a Founder Share for each outstanding Founder Share, resulting in the Sponsor holding an aggregate of 5,000,000 Founder Shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 5, 2021, we consummated the Initial Public Offering of 20,000,000 Units, including 2,500,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover over-allotments. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. Deutsche Bank Securities Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252120) (the “Registration Statement”). The SEC declared the registration statement effective on February 2, 2021.

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units, we consummated the private placement with the Sponsor of an aggregate of 777,500 Units at a price of $10.00 per Private Placement Unit, generating gross proceeds to us of $7,775,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the warrants underlying the Private Placement Units (i) may not, subject to certain limited exceptions as described in the Registration Statement, be redeemed by us, (ii) may not, subject to certain limited exceptions as described in the Registration Statement, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination (including the Class A Common Stock issuable upon the exercise of such Private Warrants) and (iii) may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees.

Of the gross proceeds received from the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the Private Placement Units, $200,000,000 was placed in the Trust Account.

We paid a total of $4,000,000 in underwriting discounts and commissions and $0.8 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $7,000,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.4	Warrant Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.1	Letter Agreement, dated February 2, 2021, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.2	Investment Management Trust Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.3	Registration Rights Agreement, dated February 2, 2021, by and among the Company, the Sponsor and certain securityholders of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.4	Private Unit Subscription Agreement, dated February 2, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

10.6	Administrative Support Agreement, dated February 2, 2021, by and between the Company and Affinity Gaming (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

**	To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING & HOSPITALITY ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: May 24, 2021	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer