Form 10-Q/A
period 2021-03-31
Gaming & Hospitality Acquisition Corp.
filed 2021-05-25
CIK 1806156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Gaming and Hospitality Acquisition Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 24, 2021 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which XBRL is required.

Except for the foregoing, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.4	Warrant Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.1	Letter Agreement, dated February 2, 2021, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.2	Investment Management Trust Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.3	Registration Rights Agreement, dated February 2, 2021, by and among the Company, the Sponsor and certain securityholders of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.4	Private Unit Subscription Agreement, dated February 2, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

10.6	Administrative Support Agreement, dated February 2, 2021, by and between the Company and Affinity Gaming (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMING & HOSPITALITY ACQUISITION CORP.

Date: May 25, 2021	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer

Date: May 25, 2021	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer