Form 10-Q
period 2021-06-30
Gaming & Hospitality Acquisition Corp.
filed 2021-08-12
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of August 1
2
, 2021, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,177,628	$25,000
Prepaid expenses	900,511	—

Total current assets	2,078,139	25,000
Deferred offering costs	—	550,046
Cash held in Trust Account	200,009,221	—

Total assets	$202,087,360	$575,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$17,149	$526,759
Accounts payable – related party	2,096	—
Advances from Sponsor	—	34,236

Total current liabilities	19,245	560,995
Warrant liabilities	7,277,308	—
Deferred underwriting fee payable	7,000,000	—

Total liabilities	14,296,553	560,995

Commitments and contingencies
Class A common stock subject to possible redemption, 18,279,080 and no shares, at June 30, 2021 and December 31, 2020, respectively, at redemption value	182,790,800	—

Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,498,420 and no shares issued and outstanding (excluding 18,279,080 and no shares subject to possible redemption), at June 30, 2021 and December 31, 2020, respectively	250	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	7,500,375	24,500
Accumulated deficit	(2,501,118)	(10,949)

Total stockholders’ equity	5,000,007	14,051

Total liabilities and stockholders’ equity	$202,087,360	$575,046

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Formation costs and other operating expenses	$350,391	$1,319,407

Loss from operations	(350,391)	(1,319,407)
Other income (expense):
Interest income on marketable securities held in Trust Account	6,561	9,221
Change in fair value of warrant liabilities	(1,041,466)	(1,179,983)

Other income (expense), net	(1,034,905)	(1,170,762)

Net loss	$(1,385,296)	$(2,490,169)

Weighted average number of common shares outstanding:
Class A – Public shares	20,000,000	20,000,000
Class A – Private shares	777,500	777,500
Class B – Common stock	5,000,000	4,879,144
Basic and diluted net loss per share:
Class A – Public shares	$0.00	$0.00

Class A – Private shares	$(0.24)	$(0.44)

Class B – Common stock	$(0.24)	$(0.44)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	—	—	5,000,000	$500	$24,500	$(10,949)	$14,051

Issuance of Class A common stock, net of stock issuance costs	20,000,000	2,000	—	—	182,489,925	—	182,491,925
Issuance of common stock (private units)	777,500	78	—	—	7,774,922	—	7,775,000
Net loss	—	—			—	(1,104,873)	(1,104,873)
Less: common stock subject to redemption	(18,417,610)	(1,842)	—	—	(184,174,256)	—	(184,176,098)

Balance – March 31, 2021 (Unaudited)	2,359,890	$236	5,000,000	$500	$6,115,091	$(1,115,822)	$5,000,005

Net loss	—	—	—	—	—	(1,385,296)	(1,385,296)
Change in value of common stock subject to redemption	138,530	14	—	—	1,385,284	—	1,385,298

Balance – June 30, 2021 (Unaudited)	2,498,420	$250	5,000,000	$500	$7,500,375	$(2,501,118)	$5,000,007

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash flow from operating activities:
Net loss	$(2,490,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(9,221)
Change in fair value of warrant liabilities	1,179,983
Transaction costs allocable to warrant liabilities	344,981
Changes in operating assets and liabilities
Prepaid expenses	(900,511)
Accounts payable and accrued expenses	6,200
Accounts payable – related party	2,096

Net cash used in operating activities	(1,866,641)

Cash flow from investing activities:
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Advances from Sponsor	37,470
Paydown of Sponsor	(71,706)
Payment of deferred offering costs	(4,721,495)
Proceeds from issuance of common stock (public units)	200,000,000
Proceeds from issuance of common stock (private units)	7,775,000

Net cash provided by financing activities	203,019,269

Net change in cash	1,152,628
Cash at the beginning of the period	25,000
Cash at the end of the period	$1,177,628

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$7,000,000

Initial classification of common stock subject to possible redemption	$184,560,985

Change in value of common stock subject to possible redemption	$(1,770,185)

Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$6,097,325
See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”), which is described in
Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $11,755,731, consisting of $4,000,000 in cash underwriting fees, $7,000,000 of deferred underwriting fees and $755,731 of other offering costs. Of these transaction costs, $344,981 were determined to be allocable to the warrant liabilities and were expensed in formation costs and other operating expenses within the condensed statement
s
of operations.
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

As required by Nasdaq rules, the Business Combination will be approved by a majority of the Company’s independent directors. Nasdaq rules also require that the Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on the interest income earned on the Trust Account).
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
The Company will have 24 months to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination with the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independ
e
nt registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay the Company’s franchise and income taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account, nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
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
The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Net Loss Per Common Share
Basic loss per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Consistent with ASC Topic 480, “Distinguishing Liabilities from Equity”
,
(“ASC 480”), common shares subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class
method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common shares to be issued to settle warrants, as calculated using the treasury method. For the three and six months ended June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.
A reconciliation of net loss per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to redeemable Class A common stock
Interest income allocable on marketable securities held in Trust Account	$6,561	$9,221

Net income allocable to redeemable Class A common stock	$6,561	$9,221

Denominator: Weighted average shares outstanding of redeemable Class A common stock
Redeemable Class A common stock, basic and diluted	20,000,000	20,000,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Earnings allocable to non-redeemable Class A and Class B common stock
Net loss	$(1,385,296)	$(2,490,169)
Less: Net income allocable to redeemable Class A common stock	(6,561)	(9,221)
Non-redeemable net loss	$(1,391,857)	$(2,499,390)

Denominator: Weighted average shares outstanding of non-redeemable Class A and Class B common stock
Non-redeemable Class A and Class B common stock, basic and diluted	5,777,500	5,656,644
Basic and diluted net loss per non-redeemable per share of Class A and Class B common stock	$(0.24)	$(0.44)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2021 and December 31, 2020.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company determined the common stock subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001.
Offering Costs
Offering costs consist principally of underwriting, legal, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs of approximately $11.4 million were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Warrant Liabilities
The Company evaluated the Public Warrants and the Private Warrants (collectively, the “Warrants”) (Note 3, Note 4, Note 8 and Note 9) in accordance with ASC
815-40,
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Deferred income taxes were deemed to be de minimis as of June 30, 2021.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
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
Recently Issued Accounting Pronouncements
The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
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
Director Compensation
On February 5, 2021, the Company agreed to pay an aggregate of $375,000 in one-time
cash bonus payments to its independent directors, which was recognized as general and administrative expense by the Company and included in formation costs and other operating expenses in the condensed statements of operations.
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Gaming, a Nevada corporation and affiliate of our sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Gaming to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred $166,665 of fees as of June 30, 2021.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of
June 30, 2021 and no further drawdowns are permitted
.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. To date, the Company had no outstanding borrowings under Working Capital Loans. There were no loans outstanding as of June 30, 2021 and December 31, 2020.
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
NOTE 7. STOCKHOLDERS’ EQUITY
The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:
Class A Common Stock: 100,000,000 shares
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.
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
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At June 30, 2021, there were 2,498,420 shares of Class A common stock issued and outstanding, excluding 18,279,080 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.

Founder Shares and Private Shares
Holders of Founder Shares and Private Shares have the same stockholder rights as Public Stockholders except that:

•	Founder Shares and Private Shares are subject to certain transfer restrictions, as described in more detail below

•	The Initial Stockholders have agreed to

•	waive redemption rights with respect to Founder Shares, Private Shares, and any Public Shares held by them in connection with the completion of the initial Business Combination;

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
Business Combination activity; and

•
waive their rights to liquidating distributions from the Trust Account with respect to Founder Shares if the Company fails to complete the initial Business Combination during the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold

•
Founder Shares are shares of Class B common stock that will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one
basis, subject to certain adjustments

•	Are entitled to registration rights
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
Once the Public Warrants become exercisable, the Company may redeem them (except as described for Private Warrants discussed below):

•	in whole and not in part;

•	at a price of $ 0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of Class A common stock for any
20
trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders equals or exceeds $
18.00
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
The Private Warrants are identical to the Public Warrants, except that the Private Warrants:

•	Will be non-redeemable

•
May not, subject to certain limited exceptions, be transferred, assigned, or sold by the Sponsor until
30
days after the completion of the initial Business Combination (including the shares of Class A common stock issuable upon exercise of the Private Warrants)

•	May be exercised on a cashless basis, so long as they are held by the Sponsor or its permitted transferees

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$200,009,221
Liabilities:
Private Warrants	3	$277,308
Public Warrants	1	$7,000,000
As of December 31, 2020, there were
no
 assets or liabilities that are measured at fair value on a recurring basis.
Warrants
The Warrants are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inc
e
ption and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement
s
of operations.
The Public Warrants and Private Warrants were initially valued using a Monte Carlo simulation model which is considered to be a Level 3 fair value measurement. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
The Private Placement Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The key inputs into the Monte Carlo simulation model for the Private Warrants were as follows as of June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	1.04%
Expected term (years)	5.00
Expected volatility	12.78%
Exercise price	$11.50
Fair value of Class A common stock	$9.71
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

As of June 30, 2021, the Private Warrants and Public Warrants were determined to be $1.07 and $1.05 per warrant for aggregate values of $0.3 million and $7.0 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on February 2, 2021	230,658	5,866,667	6,097,325
Change in valuation inputs or other assumptions (1)	46,650	1,133,333	1,179,983

Fair value as of June 30, 2021	$277,308	$7,000,000	$7,277,308

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on February 2, 2021	6,097,325
Change in fair value	138,517

Fair value as of March 31, 2021	6,235,842
Transfer of Public Warrants to Level 1 measurement	(6,000,000)
Change in fair value	41,466

Fair value as of June 30, 2021	$277,308

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of April 1, 2021.
NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through August
12
, 2021, the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Gaming & Hospitality Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Affinity Gaming Holdings, L.L.C. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,385,296, which consisted of operating costs of $350,391, interest income on marketable securities held in our Trust Account of $6,561, and a loss in fair value of warrant liabilities of 1,041,466.
For the six months ended June 30, 2021, we had a net loss of $2,490,169, which consisted of operating costs of $1,319,407, interest income on marketable securities held in our Trust Account of $9,221, and a loss in fair value of warrant liabilities of 1,179,983.

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
As of June 30, 2021, we had marketable securities held in the Trust Account of $200,009,221 (including $9,221 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less.
For the six months ended June 30, 2021, cash used in operating activities was $1,866,641. Net loss of $2,490,169 was affected by interest income on marketable securities held in our Trust Account of $9,221, transaction costs allocable to warrant liabilities of $344,981, change in fair value of warrant liabilities of $1,179,983, and changes in operating assets and liabilities, which used $892,215 of cash.
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
As of June 30, 2021, we had cash of $1,177,628 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
sheet arrangements as of June 30, 2021.

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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of June 30, 2021. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
We concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2021, due solely to the material weakness in our internal control over financial reporting to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary during the previous quarter to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. During the most recently completed fiscal quarter ended June 30, 2021, we implemented changes in our internal control over financial reporting due to the identification of the circumstances described in the Quarterly Report on Form
10-Q
for the period ended March 31, 2021. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We also enhanced access to accounting literature and to third party professionals with whom we consult regarding complex accounting applications. The modifications made operated as designed during the quarterly period ended June 30, 2021, and we expect to have effectively remediated the material weakness in 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 2, 2021 and Form
10-Q
filed with the SEC on May 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	.Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema.

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File

*	Filed herewith.
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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: August 12, 2021	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer