Form 10-Q
period 2021-09-30
Gaming & Hospitality Acquisition Corp.
filed 2021-11-12
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39987

GAMING & HOSPITALITY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	84-5014306
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3755 Breakthrough Way #300 Las Vegas, Nevada	89135
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of November 12, 2021, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$824,306	$25,000
Prepaid expenses	740,237	—

Total current assets	1,564,543	25,000
Deferred offering costs	—	550,046
Cash held in Trust Account	200,012,011	—

Total assets	$201,576,554	$575,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$595,794	$526,759
Advances from Sponsor	—	34,236

Total current liabilities	595,794	560,995
Warrant liabilities	4,848,084	—
Deferred underwriting fee payable	7,000,000	—

Total liabilities	12,443,878	560,995

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 and no shares, at September 30, 2021 and December 31, 2020, respectively, at redemption value	200,000,000	—

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 and no shares issued and outstanding (excluding 20,000,000 and no shares subject to possible redemption), at September 30, 2021 and December 31, 2020, respectively	78	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	24,500
Accumulated deficit	(10,867,902)	(10,949)

Total stockholders’ equity (deficit)	(10,867,324)	14,051

Total liabilities and stockholders’ equity	$201,576,554	$575,046

See accompanying notes to the unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation costs and other operating expenses	$1,090,145	$2,409,552

Loss from operations	(1,090,145)	(2,409,552)
Other income (expense):
Interest income on marketable securities held in Trust Account	2,790	12,011
Change in fair value of warrant liabilities	2,429,224	1,249,241

Other income (expense), net	2,432,014	1,261,252

Net income (loss)	$1,341,869	$(1,148,300)

Weighted average number of common shares outstanding:
Class A - Public shares	20,000,000	17,500,000
Class A - Private shares	777,500	680,313
Class B - Common stock	5,000,000	4,921,875
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.05	$(0.05)

Class A - Private shares	$0.05	$(0.05)

Class B - Common stock	$0.05	$(0.05)

See accompanying notes to the unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	—	—	5,000,000	$500	$24,500	$(10,949)	$14,051

Issuance of common stock (private units), net of proceeds allocated to private warrant liability	777,500	78	—	—	7,544,264	—	7,544,342
Net loss	—	—			—	(1,104,873)	(1,104,873)
Accretion to Class A common stock redemption amount	—	—	—	—	(7,568,764)	(9,708,653)	(17,277,417)

Balance - March 31, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(10,824,475)	$(10,823,897)

Net loss	—	—	—	—	—	(1,385,296)	(1,385,296)

Balance - June 30, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(12,209,771)	$(12,209,193)

Net income	—	—	—	—	—	1,341,869	1,341,869

Balance - September 30, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(10,867,902)	$(10,867,324)

See accompanying notes to the unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash flow from operating activities:
Net loss	$(1,148,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(12,011)
Change in fair value of warrant liabilities	(1,249,241)
Transaction costs allocable to warrant liabilities	344,981
Changes in operating assets and liabilities
Prepaid expenses	(740,237)
Accounts payable and accrued expenses	584,845

Net cash used in operating activities	(2,219,963)

Cash flow from investing activities:
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Proceeds from promissory note—Sponsor	37,470
Paydown of promissory note—Sponsor	(71,706)
Payment of deferred offering costs	(4,721,495)
Proceeds from issuance of common stock (public units)	200,000,000
Proceeds from issuance of common stock (private units)	7,775,000

Net cash provided by financing activities	203,019,269

Net change in cash	799,306

Cash at the beginning of the period	25,000
Cash at the end of the period	$824,306

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$7,000,000

Initial classification of common stock subject to possible redemption	$200,000,000

Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$(6,097,325)

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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”), which is described in Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs amounted to $11,755,731, consisting of $4,000,000 in cash underwriting fees, $7,000,000 of deferred underwriting fees and $755,731 of other offering costs. Of these transaction costs, $344,981 were determined to be allocable to the warrant liabilities and were expensed in formation costs and other operating expenses within the condensed statements of operations.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revision to Previously Reported Financial Statements
During the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in
capital and a charge of approximately $9.7 million to accumulated deficit, as well as a reclassification of 934,169 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued balance sheet as of February 5, 2021 and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $15.8 million and $17.2 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption, resulting in a decrease of $6.1 million and $7.5 million, respectively, in additional paid-in-capital,
a decrease of $9.7 million for both periods, as well as an increase in the supplemental disclosure of noncash activities for the initial value of Class A common stock subject to possible redemption of $15.4 million. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.
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
The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Making estimates requires management to exercise significant judgm
e
nt. It is at least reasonably possible that the estimate of the effect of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimates, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to below as Class A common stock subject to redemption,
Non-redeemable
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.
A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the three months ended September 30, 2021			For the nine months ended September 30, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$1,041,117	$40,473	$260,279	$(869,842)	$(33,815)	$(244,643)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	17,500,000	680,313	4,921,875

Basic and diluted net income (loss) per common stock	$0.05	$0.05	$0.05	$(0.05)	$(0.05)	$(0.05)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of September 30, 2021 and December 31, 2020
.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company determined the common stock subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A common stock.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The Class A common stock reflected in the condensed balance sheet is reconciled in the following table as of September 30, 2021:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(5,866,667)
Less: Class A common stock issuance costs	(11,410,750)
Add: Accretion of carrying value to redemption value	17,277,417

Class A common stock subject to possible redemption	200,000,000

There was no Class A common stock outstanding as of December 31, 2020.
Offering Costs
Offering costs consist principally of underwriting, legal, and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs of approximately $11.4 million were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).
The Company evaluated the Public Warrants and the Private Warrants (collectively, the “Warrants”) (Note 3, Note 4, Note 8 and Note 9) in accordance with ASC
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statement of operations in the period of change.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Deferred income taxes were deemed to be de minimis as of September 30, 2021 and December 31, 2020.
Components of Equity
Upon consummation of the IPO, the Company issued Class A common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without
method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $6,097,325 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $11,410,750, to the Class A common stock. The 20,000,000 shares of Class A common stock are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

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
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06 eliminates
the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06 amends
the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. Under the Company’s current filing status, ASU
2020-06 is
effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06 would
have on its financial position, results of operations or cash flows.
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
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Gaming, a Nevada corporation and affiliate of our sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Gaming to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred $266,664 of fees as of September 30, 2021.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $500,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of September 30, 2021 and no further drawdowns are permitted.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. To date, the Company had no outstanding borrowings under Working Capital Loans. There were no loans outstanding as of September 30, 2021 and December 31, 2020.
Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. As of September 30, 2021, the Company had incurred $70,281 in fees under the Consulting Agreement which are recorded in accounts payable and accrued expenses on the condensed balance sheet.
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
NOTE 7. STOCKHOLDERS’ EQUITY
The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:
Class A Common Stock: 100,000,000 shares
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.
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
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At September 30, 2021, there were 777,500 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.

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
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume- weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$200,012,011
Liabilities:
Private Warrants	2	$181,417
Public Warrants	1	$4,666,667
As of December 31, 2020, there were
no
assets or liabilities that are measured at fair value on a recurring basis.
Warrants
The Warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the r
e
porting period in which a change in valuation technique or methodology occurs.
The Public Warrants and Private Warrants were initially valued using a Monte Carlo simulation model which is considered to be a Level 3 fair value measurement. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants were transferred from a Level 3 measurement to a Level 2 fair value measurement in July 2021. As the transfer of Private Warrants to anyone who is not a permitted transferee would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant.
As of September 30, 2021, the Private Warrants and Public Warrants were determined to be $0.70 per warrant for aggregate values of $0.2 million and $4.7 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—

Initial measurement on February 2, 2021	230,658	5,866,667	6,097,325
Change in valuation inputs or other assumptions (1)	(49,241)	(1,200,000)	(1,249,241)

Fair value as of September 30, 2021	$181,417	$4,666,667	$4,848,084

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on February 2, 2021	6,097,325
Change in fair value	138,517

Fair value as of March 31, 2021	6,235,842
Transfer of Public Warrants to Level 1 measurement	(6,000,000)
Change in fair value	41,466

Fair value as of June 30, 2021	277,308
Transfer of Private Warrants to Level 2 measurement	(277,308)
Fair value as of September 30, 2021	$—

NOTE 10. SUBSEQUENT EVENTS
Related Party Loans
On November 11, 2021, the Sponsor
 issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $
5,000,000
. The Working Capital Loan is
non-interest
bearing and will be repaid upon completion of a Business Combination, or, at the Sponsor’s discretion, up to $
1,500,000
of notes may be converted upon completion of a Business Combination into Private Units at a price of $
10.00
per Private Unit. There were
no
drawdowns on this note as of November
12
,
2021
.
Management has evaluated subsequent events to determine if events or transactions occurring through November 12, 2021, the date the unaudited condensed financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $1,341,869, which consisted of operating costs of $1,090,145, interest income on marketable securities held in our Trust Account of $2,790, and a gain due to a decrease in fair value of warrant liabilities of 2,429,224.
For the nine months ended September 30, 2021, we had a net loss of $1,148,300, which consisted of operating costs of $2,409,552, interest income on marketable securities held in our Trust Account of $12,011, and a gain due to a decrease in fair value of warrant liabilities of 1,249,241.

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
As of September 30, 2021, we had marketable securities held in the Trust Account of $200,012,011 (including $12,011 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less.
For the nine months ended September 30, 2021, cash used in operating activities was $2,219,963. Net loss of $1,148,300 was affected by interest income on marketable securities held in our Trust Account of $12,011, transaction costs allocable to warrant liabilities of $344,981, change in fair value of warrant liabilities of $1,249,241, and changes in operating assets and liabilities, which used $155,392 of cash.
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
As of September 30, 2021, we had cash of $824,306 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.

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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock subject to redemption,
Non-redeemable
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of September 30, 2021. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness in internal control related to the accounting classification for Warrants we issued in March 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), dated April 12, 2021 (the “SEC Statement”), management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has spent a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we already had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have implemented changes to expand and enhance these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ended June 30, 2021.

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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	.Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema.

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File

*	Filed herewith.
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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Mary Elizabeth Higgins
	Name: Title:	Mary Elizabeth Higgins Chief Executive Officer and Director Principal Executive Officer

Date: November 12, 2021	By:	/s/ Andrei Scrivens
	Name: Title:	Andrei Scrivens Chief Financial Officer Principal Financial and Accounting Officer

