Form 10-Q/A
period 2021-09-30
Gaming & Hospitality Acquisition Corp.
filed 2022-02-24
CIK 1806156

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐
As of February
24
, 2022
, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Gaming and Hospitality Acquisition Corp. (the “Company,” “GHAC,” “we,” “us” or “our”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 to amend and restate its Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
In the course of preparing the Original Quarterly Report, the Company had determined that a change was required to be made in the manner in which the Company had previously reported the value of the redeemable Class A common stock issued in connection with the Company’s initial public offering. The Company had previously determined that the aggregate value of such redeemable Class A common stock was equal to their aggregate redemption value after taking into account the prohibition, under the Company’s Amended and Restated Certificate of Incorporation, against the Company repurchasing or redeeming Class A common stock if such transaction would cause the Company’s net tangible assets to fall below $5,000,001. However, in the course of preparing the Original Quarterly Report, the Company determined that, because each share of Class A common stock was, by its terms, redeemable, the aggregate value of the Class A common stock should be equal to their aggregate redemption value without taking into account the prohibition against transactions that would reduce net tangible assets below $5,000,001. The Company adopted this change in the Original Quarterly Report by reclassifying the requisite amount of Class A common stock from permanent to temporary equity, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock. In the Original Quarterly Report, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the Class A and Class B common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
The Company presented in the Original Quarterly Report the reclassification as a revision, and the change in net income (loss) per share, that did not require the restatement of previously filed financial statements and presented the effect of the reclassification on the Company’s previously issued financial statements in Note 2 to the condensed financial statements. After the filing on November 12, 2021, in February 2022, the Company determined that such revisions, because of their quantitative materiality, should be considered restatements rather than revisions.
On February 11, 2022, the Company and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussion with Company management, concluded that the Company’s previously issued (i) audited balance sheet as of February 5, 2021 included in the Company’s Current Report on Form
8-K
filed with the SEC on February 11, 2021 (the “Audited Balance Sheet”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 and (iv) unaudited interim financial statements included in the Original Quarterly Report (collectively, the “Affected Periods” and clauses (ii) through (iv) only, the “Affected Quarterly Periods”) should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for all of the Affected Periods. As such, the Company has updated Note 2 to the unaudited condensed financial statements in this Amendment No. 1 to indicate that the error is a restatement and not a revision and also to include in such Note 2 the restatement of net income (loss) per share for each of the Affected Quarterly Periods. The Audited Balance Sheet was restated in the Company’s amended Current Report on Form
8-K
filed with the SEC on February
24
, 2022.
In addition, the Company has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting for accounting for complex financial instruments during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this Amendment No. 1.
The changes described above did not have any impact on the Company’s cash position or on the balance held in its trust account.

GAMING & HOSPITALITY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets

Cash	$824,306	$25,000
Prepaid expenses	740,237	—

Total current assets	1,564,543	25,000
Deferred offering costs	—	550,046
Cash held in Trust Account	200,012,011	—

Total assets	$201,576,554	$575,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$595,794	$526,759
Advances from Sponsor	—	34,236

Total current liabilities	595,794	560,995
Warrant liabilities	4,848,084	—
Deferred underwriting fee payable	7,000,000	—

Total liabilities	12,443,878	560,995

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 and no shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	200,000,000	—

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 and no shares issued and outstanding (excluding 20,000,000 and no shares subject to possible redemption), at September 30, 2021 and December 31, 2020, respectively	78	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	24,500
Accumulated deficit	(10,867,902)	(10,949)

Total stockholders’ equity (deficit)	(10,867,324)	14,051

Total liabilities and stockholders’ equity	$201,576,554	$575,046

See accompanying notes to the unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Formation costs and other operating expenses	$1,090,145	$2,409,552

Loss from operations	(1,090,145)	(2,409,552)
Other income (expense):
Interest income on marketable securities held in Trust Account	2,790	12,011
Change in fair value of warrant liabilities	2,429,224	1,249,241

Other income (expense), net	2,432,014	1,261,252

Net income (loss)	$1,341,869	$(1,148,300)

Weighted average number of common shares outstanding:
Class A - Public shares	20,000,000	17,500,000
Class A - Private shares	777,500	680,313
Class B - Common stock	5,000,000	4,921,875
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.05	$(0.05)

Class A - Private shares	$0.05	$(0.05)

Class B - Common stock	$0.05	$(0.05)

See accompanying notes to the unaudited condensed financial statements.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(AS RESTATED)

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	5,000,000	$500	$24,500	$(10,949)	$14,051

Issuance of common stock (private units), net of proceeds allocated to private warrant liability	777,500	78	—	—	7,544,264	—	7,544,342
Net loss	—	—			—	(1,104,873)	(1,104,873)
Accretion to Class A common stock redemption amount	—	—	—	—	(7,568,764)	(9,708,653)	(17,277,417)

Balance - March 31, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(10,824,475)	$(10,823,897)

Net loss	—	—	—	—	—	(1,385,296)	(1,385,296)

Balance - June 30, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(12,209,771)	$(12,209,193)

Net income	—	—	—	—	—	1,341,869	1,341,869

Balance - September 30, 2021 (Unaudited)	777,500	$78	5,000,000	$500	$—	$(10,867,902)	$(10,867,324)

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
(AS RESTATED)
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Restatement of Previously Reported Financial Statements
In connection with the preparation of the Company’s unaudited condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per share calculation to allocate income and losses shared pro rata between the three classes of shares. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a restatement related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. The Company has restated the filing periods presented below.
There has been no change in the Company’s total assets, liabilities, operating results or financial position.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

Unaudited Balance Sheet as of March 31, 2021

	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$184,176,098	$15,823,902	$200,000,000
Class A common stock	$236	$(158)	$78
Additional paid-in capital	$6,115,091	$(6,115,091)	$—
Accumulated deficit	$(1,115,822)	$(9,708,653)	$(10,824,475)
Total stockholders’ equity (deficit)	$5,000,005	$(15,823,902)	$(10,823,897)
Number of shares subject to redemption	18,417,610	1,582,390	20,000,000

Unaudited Balance Sheet as of June 30, 2021

	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$182,790,800	$17,209,200	$200,000,000
Class A common stock	$250	$(172)	$78
Additional paid-in capital	$7,500,375	$(7,500,375)	$—
Accumulated deficit	$(2,501,118)	$(9,708,653)	$(12,209,771)
Total stockholders’ equity (deficit)	$5,000,007	$(17,209,200)	$(12,209,193)
Number of shares subject to redemption	18,279,080	1,720,920	20,000,000

Unaudited Statement of Operations for the Three Months Ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A - Public shares	20,000,000	(7,640,449)	12,359,551
Basic and diluted loss per share, Class A - Public shares	$0.00	$(0.04)	$(0.04)
Weighted average shares outstanding, Class A - Private shares	777,500	(297,022)	480,478
Basic and diluted loss per share, Class A - Private shares	$(0.20)	$0.16	$(0.04)
Weighted average shares outstanding, Class B - Common stock	4,756,944	4,292	4,761,236
Basic and diluted loss per share, Class B - Common stock	$(0.20)	$0.16	$(0.04)

Unaudited Statement of Operations for the Three Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A - Public shares	20,000,000	—	20,000,000
Basic and diluted loss per share, Class A - Public shares	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding, Class A - Private shares	777,500	—	777,500
Basic and diluted loss per share, Class A - Private shares	$(0.24)	$0.19	$(0.05)
Weighted average shares outstanding, Class B - Common stock	5,000,000	—	5,000,000
Basic and diluted loss per share, Class - Common stock	$(0.24)	$0.19	$(0.05)

Unaudited Statement of Operations for the Six Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding, Class A - Public shares	20,000,000	(3,777,778)	16,222,222
Basic and diluted loss per share, Class A - Public shares	$0.00	$(0.11)	$(0.11)
Weighted average shares outstanding, Class A - Private shares	777,500	(146,861)	630,639
Basic and diluted loss per share, Class A - Private shares	$(0.44)	$0.33	$(0.11)
Weighted average shares outstanding, Class B - Common stock	4,879,144	2,800	4,881,944
Basic and diluted loss per share, Class B - Common stock	$(0.44)	$0.33	$(0.11)

Unaudited Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Issuance of common stock (private units), net of proceeds allocated to private warrant liability	$7,775,000	$(230,658)	$7,544,342

Unaudited Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Issuance of common stock (private units), net of proceeds allocated to private warrant liability	$7,775,000	$(230,658)	$7,544,342

Unaudited Statement of Cash Flows for the Three Months Ended March 31, 2021

Supplemental disclosure of non-cash activities:	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$184,560,985	$(184,560,985)	$—
Change in value of common stock subject to possible redemption	$(384,887)	$384,887	$—

Unaudited Statement of Cash Flows for the Six Months Ended June 30, 2021

Supplemental disclosure of non-cash activities:	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$184,560,985	$(184,560,985)	$—
Change in value of common stock subject to possible redemption	$(1,770,185)	$1,770,185	$—
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

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(5,866,667)
Less: Class A common stock issuance costs	(11,410,750)
Add: Accretion of carrying value to redemption value	17,277,417
Class A common stock subject to possible redemption	$200,000,000
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

The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on February 2, 2021	230,658	5,866,667	6,097,325
Change in valuation inputs or other assumptions(1)	(49,241)	(1,200,000)	(1,249,241)

Fair value as of September 30, 2021	$181,417	$4,666,667	$4,848,084

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on February 2, 2021	6,097,325
Change in fair value	138,517

Fair value as of March 31, 2021	6,235,842
Transfer of Public Warrants to Level 1 measurement	(6,000,000)
Change in fair value	41,466

Fair value as of June 30, 2021	277,308
Transfer of Private Warrants to Level 2 measurement	(277,308)
Fair value as of September 30, 2021	$—
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
per Private Unit. There were
no
drawdowns on this note as of November
12
,
2021
.
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the related party loan discussed above and the effects of the restatement described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Quarterly Report on Form
10-Q/A
to “we,” “us” or the “Company” refer to Gaming & Hospitality Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Affinity Gaming Holdings, L.L.C. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q/A.
Certain information contained in the discussion and analysis set forth below includes forward-looking
statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q/A
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
(e) and
15d-15
(e) under the Exchange Act) were not effective as of September 30, 2021 due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q/A
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness in internal control related identified above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. This is in addition to the remediation relating to the accounting classification for Warrants we issued in March 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), dated April 12, 2021 (the “SEC Statement”), in view of which management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has spent a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we already had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have implemented changes to expand and enhance these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ended June 30, 2021.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q/A,
there have been no material changes to the risk factors disclosed in our final IPO prospectus filed with the SEC on February 2, 2021 and Form
10-Q
filed with the SEC on May 24, 2021.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have identified, in light of the prior reclassification of warrants from equity to liability (which has since been remediated), as well as the reclassification of our redeemable Class A common stock as temporary equity and the need to restate net income (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. This material weakness resulted in the restatement of our balance sheet as of February 5, 2021 and unaudited interim financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We plan to remediate this weakness by placing greater focus on complex financial transactions and increasing the utilization of consulting accountants to help guide our decisions. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices may evolve over time. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q/A.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema.

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File

*	Filed herewith.
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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: February 24, 2022	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: February 24, 2022	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer