Form 10-K
period 2021-12-31
Gaming & Hospitality Acquisition Corp.
filed 2022-03-28
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For
the
fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of
the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The registrant’s units began trading on the Nasdaq Capital Market on February 3, 2021, and the registrant’s shares of Class A common stock began separate trading on the Nasdaq Capital Market on March 26, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2021 was $194,200,000
,
 based on the closing price of the registrant’s Class A common stock as reported on the Nasdaq Capital Market on the last business day of the registrant’s most recently completed second quarter. There currently is no established public trading market for the registrant’s Class B common stock.
As of March 22, 2022, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
(this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-K
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the risk factors described under “Item 1A. Risk Factors.” The Company’s securities filings can be accessed on the EDGAR section of the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
FREQUENTLY USED TERMS
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“Affinity Interactive” are to Affinity Interactive (f/k/a Affinity Gaming), a Nevada corporation and an affiliate of our Sponsor which changed its name from Affinity Gaming to Affinity Interactive effective as of July 1, 2021;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•
“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination, including, but not limited to, a private placement of equity or debt;

•
“founder shares” are to shares of our Class B common stock initially purchased by our Sponsor in a private placement prior to the IPO, and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

•	“initial stockholders” are to our Sponsor and any other holders of our founder shares (or their permitted transferees);

•	“IPO” or our “initial public offering” are to the initial public offering of public units of Gaming & Hospitality Acquisition Corp., which was completed on February 5, 2021;

•	“management” or our “management team” are to our officers and directors;

•
“private shares” are to the shares of Class A common stock included within the private units being purchased separately by our Sponsor in a private placement simultaneously with the closing of the IPO;

•
“private units” are to the units issued to our Sponsor in a private placement simultaneously with the closing of the IPO, each private unit consisting of one private share and one-third
of one private warrant;

•	“private warrants” are to the warrants included within the private units being purchased separately by our Sponsor in a private placement simultaneously with the closing of the IPO;

•	“public shares” are to shares of our Class A common stock sold as part of the public units in the IPO (whether they are purchased in the IPO or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public units” or “units” are units offered during the IPO;

•
“public warrants” are to our redeemable warrants sold as part of the public units in the IPO (whether they are purchased in the IPO or thereafter in the open market), to the private warrants if held by third parties other than our Sponsor (or permitted transferees), and to any private warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the completion of our initial business combination;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Sponsor” are to Affinity Gaming Holdings, L.L.C., a Delaware limited liability company;

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants to the extent they are no longer held by the initial purchasers of the private warrants or their permitted transferees;

•	“we,” “us,” “the Company” or “our Company” are to Gaming & Hospitality Acquisition Corp., a Delaware corporation; and

•	“ZCG” are to Z Capital Group, L.L.C., a Delaware limited liability company.

PART I
Item 1. Business.
Our Company
The Company is a blank check company incorporated as a Delaware corporation on March 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.
The Company is sponsored by Affinity Gaming Holdings, L.L.C., the indirect sole stockholder of Affinity Interactive (f/k/a Affinity Gaming), a diversified casino gaming company headquartered in Las Vegas, Nevada with regional gaming operations in three states, an online betting presence, and digital and media platforms, and full voting control of the Sponsor is held by entities managed by affiliates of Z Capital Partners, L.L.C. Concurrently with our initial business combination, the Company currently intends to merge with Affinity Interactive. The Company cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, it cannot provide any assurance as to the timing or terms thereof. The Company will not, however, complete an initial business combination with only Affinity Interactive.
The registration statement for the Company’s IPO was declared effective on February 2, 2021. On February 5, 2021, the Company consummated the IPO of 20,000,000 units (the “public units”), which includes the exercise by the underwriter of its over-allotment option in the amount of 2,500,000 public unit, at $10.00 per public unit, generating gross proceeds of $200.0 million, and incurring transaction costs of approximately $11.8 million, consisting of $4.0 million in cash underwriting fees, $7.0 million of deferred underwriting fees and approximately $0.8 million of other offering costs. Each public unit public unit consists of one share of Class A common stock of the Company and one-third
of one redeemable warrant (the “public warrants”).
Simultaneously with the closing of the IPO, the Company consummated the sale of 777,500 units (the “private units”) at a price of $10.00 per private unit in a private placement to the Sponsor, generating gross proceeds of $7,775,000. Each private unit consists of one share of Class A common stock of the Company (the “private shares”) and one-third
of one redeemable warrant (the “private warrants”).
Following the closing of the IPO on February 5, 2021, an amount of $200,000,000 ($10.00 per public unit) from the gross proceeds of the sale of the public units in the IPO and the sale of the private units was placed in a trust account located in the United States and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds held in the trust account, as described below.
On March 26, 2021, we announced that holders of the 20,000,000 public units sold in our IPO may elect to separately trade the shares of Class A common stock and the warrants included in the public units on the Nasdaq Capital Market (“Nasdaq”) under the symbols “GHAC” and “GHACW,” respectively. Those public units not separated continue to trade on Nasdaq under the symbol “GHACU.” While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on the gaming and hospitality sectors, which complements our management team’s sector and operating expertise. Target businesses that we are focused on in this sector include, but are not limited to, regional gaming, distributed gaming, online gaming / sports betting and gaming technology and equipment. Our efforts to identify a prospective business combination target will not be limited to a particular geographic region.
Our Management Team
We believe that the experience and capabilities of our management team and our affiliates’ licenses to conduct gaming activities in four states will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination, and bring value to the post-business combination company. Our management team brings a combination of operating, investing, financial and transactional experience, including decades of leadership in their respective functional areas at multiple gaming- and hospitality-oriented companies. In addition, our management team has also worked closely together and successfully executed several transactions as senior management of Affinity Interactive.

Our executive officers have proven track records in identifying undervalued companies and cultivating strategies to maximize their operating results and market potential, thereby generating value for stockholders. Our management team is led by our Chairman, James J. Zenni, Jr.; our Chief Executive Officer, Mary Beth Higgins; our Chief Operating Officer and Secretary, Eric Fiocco; and our Chief Financial Officer, Andrei Scrivens. As noted below, our management team also currently serves as members of the senior management team of Affinity Interactive, a diversified casino gaming company with regional gaming operations in three states, an online betting presence, and digital and media platforms. See Item 10 of this Report for additional information regarding our management team.
Business Strategy and Competitive Strengths
Our acquisition and value-creation strategy will be to identify, acquire and build a company in the gaming and hospitality sectors that complements the experience of our management team and can benefit from its operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive returns for our stockholders. We will leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the gaming and hospitality sectors could effect a positive transformation or augmentation of existing businesses to improve their overall value.
We plan to utilize the network and industry experience of our management team, our Sponsor and their respective affiliates and our board of directors in sourcing business combination opportunities and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source in identifying potential target companies. This network has been developed through our management team’s extensive experience in:

•	both investing in and operating across the gaming and hospitality sectors;

•	setting and adjusting strategies for businesses;

•	identifying, mentoring and recruiting world-class talent;

•	sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses;

•	accessing the public capital markets;

•	executing transactions in multiple geographies;

•	relationships with sellers, intermediaries, financing providers and target management teams; and

•	executing transactions in the gaming and hospitality sectors under varying economic and financial market conditions.
We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, certain of our stockholders, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Upon completion of the IPO, members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of such parties as indicative of our future performance or the future performance of any business that we may acquire. Such parties have not had experience with blank check companies or special purpose acquisition companies in the past.
Our Business Combination Process and Possible Merger with Affinity Interactive
In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that may encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site
inspection of facilities and assets to the extent practicable, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.
We will also leverage our operational and capital allocation experience in order to:

•
Conduct rigorous research and analysis
: Performing disciplined,
bottom-up
fundamental research and analysis is core to our strategy, and we intend to conduct extensive due diligence to evaluate the impact that a transaction may have on the target business;

•
Acquire the target company at an attractive price relative to our view of its intrinsic value
: Combining rigorous
bottom-up
analysis as well as our industry expertise, the management team intends to develop its view of the intrinsic value of the potential business combination. In doing so, the management team will evaluate future cash flow potential, relative industry valuation metrics and precedent transactions to inform its view of intrinsic value, with the intention of creating a business combination at an attractive price relative to such view;

•
Implement operating and financial structuring opportunities
: We intend to construct an operating and financial plan which optimizes the potential to grow stockholder value. We believe our management team has the ability to structure and execute a business combination which will provide the combined business with a capital structure that will support growth in stockholder value and give the combined company the flexibility needed to grow organically and/or through strategic acquisitions or divestitures. We intend to also develop and implement strategies and initiatives to improve the business’s operating and financial performance and create a platform for growth; and

•
Seek
 follow-on
 strategic acquisitions and divestitures to further grow stockholder value
: The management team intends to analyze the strategic direction of the Company and evaluate non-core asset
sales to create financial and/or operating flexibility needed for the Company to engage in organic or inorganic growth. Specifically, the management team intends to evaluate opportunities for industry consolidation in the Company’s core lines of business as well as opportunities to vertically or horizontally integrate with other industry participants.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, directors or Z Capital. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers, directors or Z Capital, we, or a committee of independent directors, will obtain an opinion from independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company and our stockholders from a financial point of view.
Members of our management team may directly or indirectly own our founder shares and/or common stock following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
In addition, certain of our officers and directors may presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties.

As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Delaware law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties or obligations to materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis. For a list of our executive officers, directors and entities for which a conflict of interest may or does exist between such persons and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “
Item 10. Directors, Executive Officers and Corporate Governance —Conflict of Interest
.”
Further, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “
Risk Factors—Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination
.”
Concurrently with our initial business combination, we currently intend to merge with Affinity Interactive. The resulting combined company would inherit our Nasdaq listing and its common stock and warrants would be publicly traded. We currently anticipate that the combined company will be managed by our existing management team (who also serve as members of the senior management team of Affinity Interactive). We believe the combination of Affinity Interactive, us and a target business in the gaming and hospitality sectors under the Affinity Interactive umbrella will allow the resulting combined company to leverage Affinity Interactive’s existing licenses, experienced management team and geographic footprint and offer significant synergy and long-term value creation opportunities for our investors and serve as a platform for further growth.
We have not entered into any letter of intent or definitive agreement with Affinity Interactive, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we currently intend to merge with Affinity Interactive concurrent with the completion of our initial business combination, we cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Affinity Interactive. In addition, we will likely not consummate a merger with Affinity Interactive if the target business with respect to our initial business combination is not within the gaming or hospitality related sectors. Please see the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled “
Affinity Gaming Business
” and
“Our Sponsorship and Structure—Affinity Interactive (formerly Affinity Gaming)
” below for additional information with respect to Affinity Interactive. If we pursue a merger with Affinity Interactive concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Affinity Interactive) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Affinity Interactive is fair to our Company and our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any merger with Affinity Interactive as are applicable to our initial business combination and described elsewhere in this Report.
Our Sponsorship and Structure
Gaming & Hospitality Acquisition Corp. is sponsored by Affinity Gaming Holdings, L.L.C., the indirect sole stockholder of Affinity Interactive. Full voting control of our Sponsor is held by entities managed by affiliates of Z Capital.

The current organizational structure of our Sponsor, Affinity Interactive (f/k/a Affinity Gaming) and us is as follows:

Affinity Interactive (formerly Affinity Gaming)
Affinity Interactive, an indirect wholly owned subsidiary of our Sponsor, is controlled by entities managed by affiliates of Z Capital Partners, L.L.C. Affinity Interactive’s offerings consist of regional gaming, online wagering, sports betting, and digital and media platforms operating through two divisions: Affinity Gaming and Sports Information Group, LLC.
Affinity Gaming is a diversified casino gaming company headquartered in Las Vegas, Nevada that owns and operates eight casino properties across the United States, five of which are located in Nevada, two in Missouri and one in Iowa. Our management team, Affinity Interactive or its affiliates are currently licensed or have been found suitable to conduct gaming operations in four states – Nevada, Missouri, Iowa, and Florida – and previously maintained licenses in an additional eight states including Colorado, New Jersey, Pennsylvania, Ohio, Mississippi, Indiana, Louisiana and Arizona. Please see the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled “
Affinity Gaming Business
” for additional information with respect to the Affinity Gaming business. Affinity Gaming was acquired by entities managed by affiliates of ZCG in 2017.
On July 1, 2021, Affinity Gaming acquired Sports Information Group, LLC (d/b/a Daily Racing Form LLC) (“SIG”), a separate portfolio company wholly-owned by investment funds managed by affiliates of Z Capital Partners, L.L.C., and changed its name to Affinity Interactive. Affinity Interactive remains an indirect, wholly owned subsidiary of our Sponsor, Affinity Gaming Holdings, L.L.C., and our Sponsor remains controlled by entities managed by affiliates of Z Capital Partners, L.L.C. SIG is a New York based global omnichannel, gaming, technology, media and digital information company dedicated to providing premium data driven content and in-depth
information to the horse racing industry, including through its flagship brand “Daily Racing Form.”

ZCG and Z Capital
Z Capital Group, L.L.C. (“ZCG”) is a leading, privately held global investment firm with approximately $5 billion of assets under management across complementary private equity and credit businesses. ZCG’s investors are some of the largest and most sophisticated global institutional investors, including pension funds, endowments, foundations, sovereign wealth funds, central banks and insurance companies.
Z Capital Partners, L.L.C. (“ZCP” or “Z Capital”) is the private equity platform of ZCG. ZCP pursues control investments in middle market companies that involve growth platforms, corporate carve-outs, buy & build and go-private
transactions. ZCP principals have invested over the course of 26 years in numerous industries, including consumer products, consumer food, restaurants, gaming, hospitality, manufacturing, media, publishing, metals and business services. ZCP has an operational-focused strategy and has a team of operating professionals who assist in value-creation initiatives across all portfolio companies. ZCP’s current portfolio companies have aggregate worldwide annual revenues of approximately $1.6 billion, sell products in 55 countries, operate 15 manufacturing facilities and have over 200,000 employees and associates directly and through joint ventures.
Z Capital Credit Partners, L.L.C. (“ZCCP”) is the credit fund management platform of ZCG. ZCCP invests across a range of credit investments, including leveraged loans, private debt and opportunistic stressed credit. ZCCP manages closed and open-ended funds as well as structured vehicles for strategic debt. Developed over the course of 26 years, ZCCP’s approach to fundamental credit analysis encompasses proprietary sourcing, sophisticated structuring and comprehensive risk management using the Olympus
TM
system.
Acquisition Criteria
We have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses. We seek to acquire a company which:

•
is a foreign, international, national, regional or local gaming property or business, orphaned or REIT owned gaming or hospitality property, distributed gaming platform, online gaming / sports wagering, gaming technology and equipment or other gaming or hospitality business;

•	exhibits high barriers to entry and competition;

•	has strong drivers of revenue and earnings growth;

•	occupies relatively fast-growing and resilient markets (i.e., “top line growth”);

•	has the potential to generate strong and stable free cash flow;

•	is underperforming its operating potential and underutilizing its balance sheet; and/or

•	by “creating strategic value” offers an attractive risk-adjusted return for our stockholders.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that, in our judgment, does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.
Initial Business Combination
As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able independently to determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.
We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target and, if applicable, Affinity Interactive. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. If we merge with Affinity Interactive concurrently with our initial business combination, we will not include the fair market value of Affinity Interactive for purposes of satisfying the 80% of fair market value test.
Value Creation Philosophy Post-Merger
Concurrently with our initial business combination, we currently intend to merge with Affinity Interactive. The resulting combined company would inherit our Nasdaq listing and its common stock and warrants would be publicly traded. We currently anticipate that the combined company will be managed by our existing management team (who also serve as members of the senior management team of Affinity Interactive). We believe the combination of Affinity Interactive, us and a target business in the gaming and hospitality sectors under the Affinity Interactive umbrella will allow the resulting combined company to leverage Affinity Interactive’s existing licenses, experienced management team and geographic footprint and offer significant synergy and long-term value-creation opportunities for our investors and serve as a platform for further growth. We have not entered into any letter of intent or definitive agreement with Affinity Interactive, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we currently intend to merge with Affinity Interactive concurrent with the completion of our initial business combination, we cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Affinity Interactive. In addition, we will likely not consummate a merger with Affinity Interactive if the target business with respect to our initial business combination is not within the gaming or hospitality related sectors. Please see the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled
“Affinity Gaming Business”
and the section under Item 1 above entitled
“Our Sponsorship and Structure—Affinity Interactive (formerly Affinity Gaming)
” for additional information with respect to Affinity Interactive.
After the initial business combination and anticipated merger with Affinity Interactive, our management team intends to apply a rigorous approach to enhancing stockholder value, including evaluating the experience and expertise of incumbent management and making changes when appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures, and accessing the financial markets to optimize the Company’s capital structure. Our management team intends to pursue post-merger initiatives through participation on the board of directors, through direct involvement with company operations and/or calling upon former managers and advisors when necessary. We currently expect these initiatives to include the following:

•
Corporate governance and oversight
: Actively participating as board members can include many activities: (i) monthly or quarterly board meetings; (ii) chairing standing (compensation, audit or investment committees) or special committees; (iii) replacing or supplementing company management teams when necessary; (iv) adding outside directors with industry expertise which may or may not include members of our own board of directors; (v) providing guidance on strategic and operational issues including revenue enhancement opportunities, cost savings, operating efficiencies, reviewing and testing annual budgets, reviewing acquisitions and divestitures; and (vi) assisting in accessing capital markets to further optimize financing costs and fund expansion. As active members on the board of directors of the Company, our management team members also intend to evaluate the suitability of the incumbent organization leaders;

•
Direct operations involvement:
 The management team members, through ongoing board service or direct leadership within the business combination, intend to actively engage with company management to effect positive changes in the organization. These activities may include: (i) establishing an agenda for management and instilling a sense of accountability and urgency; (ii) aligning the interests of management with growing stockholder value; (iii) providing strategic planning and management consulting assistance, particularly as regards re-invested capital
and growth capital in order to grow revenues, achieve more optimal operating scale, and eliminate unnecessary costs; and (iv) establishing measurable key performance metrics and accretive internal processes;

•
M&A expertise and
add-on
acquisitions
: Our management team has expertise in identifying, acquiring and integrating both synergistic and margin-enhancing businesses. We intend to, wherever possible, utilize M&A as a strategic tool to strengthen both the financial profile of the business we acquire and its competitive positioning. We would only enter into accretive business combinations where our management team or the acquired company’s management team can seamlessly transition to working together as one organization and team; and

•
Access to portfolio company managers and advisors
: Over their collective history of investing in and controlling businesses, our management team members have developed strong professional relationships with former successful company managers and advisors. When appropriate, we intend to bring in outside directors, managers and consultants to assist in corporate governance and operating turnaround activities.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with (i) the completion of our initial business combination and (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not completed an initial business combination by February 5, 2023.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, private shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private shares, we would need only 7,111,251 or 35.6% of total public shares sold in the IPO (assuming all outstanding shares are voted), or 666,876 or 3.3% of total public shares sold in the IPO (assuming only the minimum number of shares representing a quorum are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until February 5, 2023.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have until by February 5, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such time, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time
period.
Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private shares held by them if we fail to complete our initial business combination by February 5, 2023. However, if our Sponsor, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by February 5, 2023.
Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business by February 5, 2023 or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $371,678 of proceeds held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses
If we were to expend all of the net proceeds of the IPO and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC (“Withum”), our independent registered public accounting firm, and the underwriter of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay our franchise and income tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers, directors or members of our Sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay our franchise and income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $371,678 from the proceeds of the IPO and the sale of the private units held outside the trust account as of December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by February 5, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay our franchise and income tax obligations, and will not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 5, 2023 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business
combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by February 5, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Corporate Information
We are a newly organized blank check company incorporated as a Delaware corporation on March 4, 2020. Our executive offices are located at 3755 Breakthrough Way #300, Las Vegas, Nevada 89135 and our telephone number is (800)
211-8626.
We maintain a corporate website at www.gamingandhospitality.net. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not part of this Report.
Human Capital Management; Employees
We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
Our public units, Class A common stock and warrants are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, United States Generally Accepted Accounting Polices (“GAAP”) or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our Class A common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30th.

Item 1A. Risk Factors.
RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Summary Risk Factors
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Past performance by our Sponsor and its affiliates, including Affinity Interactive and Z Capital, and our management team may not be indicative of future performance of an investment in our Company or in the future performance of any business that we may acquire.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent
COVID-19
pandemic, geopolitical events and the status of debt and equity markets.

•
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

  •          If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails                  to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

•
If the net proceeds not being held in the trust account are insufficient to allow us to operate for 24 months from the closing of the IPO, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If the net proceeds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share

redemption amount received by stockholders may be less than $10.00 per share.

•
Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our shares or may make it more difficult for us to consummate an initial business combination.

•
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

Risks Related to Searching for and Consummating a Business Combination
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law and stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Pursuant to the letter agreement, our Sponsor, officers and director have agreed to vote their founder shares and private shares, as well as any public shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares and private shares, we would need only 7,111,251 or 35.6% of total public shares sold in the IPO (assuming all outstanding shares are voted), or 666,876 or 3.3% of total public shares sold in the IPO (assuming only the minimum number of shares representing a quorum are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.
Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.
We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of the deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share
value of shares held by
non-redeeming
stockholders will reflect our obligation to pay the deferred underwriting commissions.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by February 5, 2023. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our amended and restated certificate of incorporation provides that we must complete our initial business combination by February 5, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Additionally, the outbreak of the
COVID-19
pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “
Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the IPO, subject to applicable law and as further described herein. Public stockholders who redeem their shares of our Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination by February 5, 2023. In addition, if we are unable to complete an initial business combination by February 5, 2023, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond February 5, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources to ours or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.

If the funds not being held in the trust account are insufficient to allow us to operate until at least February 5, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least February 5, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, will be sufficient to allow us to operate until at least February 5, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “ —
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the
per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.
If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least February 5, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, will be sufficient to allow us to operate until at least February 5, 2023; however, we cannot assure you that our estimate is accurate. On November 11, 2021, the Sponsor issued an unsecured promissory note to us (the “Working Capital Loan”), pursuant to which we may borrow up to an aggregate principal amount of $5,000,000, of which $3,500,000 of committed borrowing availability remains available as of the date of this Report. If we fully draw down on the Working Capital Loan and require additional funds for working capital purposes, we would need to borrow additional funds our Sponsor, management team, their affiliates or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “ —
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments;

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 5, 2023 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination by February 5, 2023, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.
Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Our initial stockholders and their permitted transferees can demand that we register the private units, the shares of Class A common stock issuable upon conversion of the founder shares and upon exercise of the private warrants held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We will seek to complete an initial business combination with companies in the gaming and hospitality sectors but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. If our target business with respect to the initial business combination is not within the gaming or hospitality related sectors, we will likely not consummate a merger with Affinity Interactive (as described further in the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled “
Affinity Gaming Business
”). Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.
We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
Although we intend to focus on identifying companies in the gaming and hospitality sectors, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.
We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to us and our stockholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity (including, concurrently with our initial business combination, a merger with Affinity Interactive), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our Company and our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
We may engage the underwriter or one of its affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage the underwriter or one of its affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriter or its affiliates and no fees or other compensation for such services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of this Report, unless such payment would not be deemed underwriter’s compensation in connection with the IPO. The underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 22, 2022, there were 79,222,500 and 5,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. As of March 22, 2022, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one
ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial
business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than
one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to stockholder approval prior to or in connection with the completion of our initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of the then outstanding public shares.
The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
” and other risk factors below.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt (except for the Working Capital Loan with our Sponsor), we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share
amount available for redemption from the trust account.
Nevertheless, the incurrence of could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private units which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the warrant agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through the IPO registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per-share
amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per-share
amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who owned 22.4% of our common stock as of March 22, 2022, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 5, 2023 or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We have identified a material weakness in our internal control over financial reporting If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As further explained in our Form
10-Q/A
for the quarter ended September 30, 2021, as filed with the SEC on February 24, 2022, we have identified, in light of the prior reclassification of warrants from equity to liability (which has since been remediated), as well as the reclassification of our redeemable Class A common stock as temporary equity and the need to restate net income (loss) per share, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. This material weakness resulted in the restatement of our balance sheet as of February 5, 2021 and unaudited interim financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We plan to remediate this weakness by placing greater focus on complex financial transactions and increasing the utilization of consulting accountants to help guide our decisions. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices may evolve over time. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share
,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with the Company’s assessment of going concern considerations accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
we have determined that if the Company is unable to complete a business combination by February 5, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
As of March 22, 2022, our initial stockholders owned shares representing 22.4% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in the IPO or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the end of the prior June 30, and (2) our annual revenues exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates
equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continuing effects of the COVID-19 pandemic, the effects of geopolitical events on macroeconomic conditions and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.”
Despite recent progress in the administration of vaccines, the COVID-19 pandemic, including outbreak of new variants, continues to affect the U.S. and the rest of the world and, while the full extent of the impact on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all, or negatively impact the businesses we may seek to acquire. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 and new variants restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, geopolitical events, such as the conflict between Russia and Ukraine, as well as concerns regarding inflation, have led to instability and volatility in the financial markets. If these or other similar disruptions continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Risks Related to Our Securities
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our Class A common stock and warrants are listed on Nasdaq. Although we currently meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. Further, recent Nasdaq rules changes that went into effect in August 2019 may make it more difficult to maintain our listing after our business combination. Under these new rules, restricted securities, including those subject to a contractual lock-up,
will not count toward the $5.0 million stockholder equity minimum. Additionally, we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our public units, Class A common stock and warrants are listed on Nasdaq, our public units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum, our independent registered public accounting firm, and the underwriter of the IPO, will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, attached to this Annual Report on Form
10-K
as Exhibit 10.1, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay our franchise and income tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our Sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share
redemption amount received by stockholders may be less than $10.00 per share.
The net proceeds from the IPO and certain proceeds from the sale of the private units held in the trust account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we are permitted to use for payment of our tax obligations and up to $100,000 of dissolution expenses) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $200,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we have not completed an initial business combination within 24 months from the closing of the IPO (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), our public stockholders may be forced to wait beyond such 24 month period before redemption from our trust account.
If we have not completed an initial business combination within 24 months from the closing of the IPO (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date), the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up,
liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination. Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year-end
following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants, and we will use our best efforts to cause the same to become effective within 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of our Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 shares of our Class A common stock per warrant (subject to adjustment).
However, no such warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption from state registration is available.
Notwithstanding the above, if the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the IPO. In such an instance, our Sponsor and its transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of our Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of our Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.
If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis under certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.
The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of our Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one
basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts previously offered and those offered in relation to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all outstanding shares of common stock upon completion of the initial business combination, excluding the private shares and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, the private units and any private placement-equivalent units issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants are registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court

for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice of forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if

(i)
we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii)
the volume- weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sale price of our Class A common stock for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.
Our initial stockholders currently own an aggregate of 5,000,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial business combination into private units at a price of $10.00 per private unit.
To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.
The private units are identical to the public units, except that with respect to the underlying warrants (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of the private warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis, so long as they are held by out Sponsor or its permitted transferees.
Because each unit contains
one-third
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-third
of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-third
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.
Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our shares or may make it more difficult for us to consummate an initial business combination.
We account for our warrants as “warrant liability.” At each reporting period (1) the accounting treatment of the warrants will be re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash
gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions will include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) derivative actions brought in our name, (ii) actions asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) actions asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws or (iv) actions asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers or other employees.
Our amended and restated certificate of incorporation requires (unless our board, acting on our behalf, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation)), to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim” as defined in Section 115 of the DGCL may, in each case, be brought by a stockholder (including a beneficial owner) only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
Risks Related to Our Sponsor, Management, Directors and Employees
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of amounts to pay our franchise and income tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.
While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket
expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket
expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket
expenses incurred on our behalf prior to the completion of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket
expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses and commitments. We do not intend to have any full-time employees prior to the completion of our initial business combination. All of our officers also currently serve as members of the senior management team of Affinity Interactive and, as a result, devote a substantial amount of time to Affinity Interactive’s business. Please see the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled “
Affinity Gaming Business
” and the section under Item 1 above entitled
“Our Sponsorship and Structure—Affinity Interactive (formerly Affinity Gaming)
” for additional information with respect to Affinity Interactive. In addition, our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled
“Item 10. Directors, Executive Officers and Corporate Governance —Conflict of Interest.”
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Any such companies may present additional conflicts of interest in pursuing an acquisition target.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors, existing holders or ZCG which may raise potential conflicts of interest.
In light of the involvement of our Sponsor, officers and director with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or ZCG. Our directors also serve as officers and board members for other entities, including, without limitation, those described in

“Directors, Executive Officers and Corporate Governance —Conflict of Interest.”

Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Report entitled

“Business—Initial Business Combination”

and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions, regarding the fairness to our Company and our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors, existing holders or Z Capital, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
Since our Sponsor will lose its entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
As of March 22, 2022, our Sponsor held an aggregate of 5,000,000 shares of our Class B common stock representing 20% of the outstanding Class B common shares and an aggregate of 777,500 private units. The founder shares and private units will be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Risks Related to the Company after a Business Combination
If we merge with Affinity Interactive concurrent with our initial business combination, we will become subject to risks affecting Affinity Interactive’s business.
Although we can provide no assurances, we currently intend to merge with Affinity Interactive concurrent with the closing of our initial business combination. See
“Business—Our Business Combination Process and Possible Merger with Affinity Interactive.”
If we successfully complete the merger with Affinity Interactive, we will become subject to risks affecting Affinity Interactive’s business, including, without limitation, the following:

•
the effects of the ongoing
COVID-19
pandemic on Affinity Interactive’s business, operations, revenues, cash flows and liquidity, including previous and possible future closures of Affinity Interactive’s casino properties and major disruptions in Affinity Interactive’s operations, uncertain demand for gaming and non-gaming
activities at Affinity Interactive’s properties and reduced demand for hotels, meetings, conventions, exhibitions and travel in general, even upon re-opening;

•
Affinity Interactive has a substantial amount of indebtedness, which could have a material adverse effect on its financial condition and its ability to obtain financing in the future and to react to changes in its business;

•	the state of the financial markets may impact Affinity Interactive’s ability to obtain sufficient financing and credit in the future;

•
the failure to maintain a regular schedule of capital improvements, whether that includes expansion or renovation projects, could put Affinity Interactive at a competitive disadvantage, and its expansion and renovation projects may face significant risks inherent in construction projects;

•	Affinity Interactive’s operations, and the gaming industry as a whole, are particularly sensitive to reductions in consumer spending as a result of downturns in the economy and other factors;

•
Affinity Interactive faces intense competition from other gaming operations and Internet gaming, including due to the legalization of gaming in or near the jurisdiction in which Affinity Interactive competes, and may experience a loss of market share;

•	some Native American casinos have a lower minimum age requirement for gambling, which may increase their market share at the expense of our market share;

•	any increase in the price of gasoline may have an adverse impact on the results of Affinity Interactive’s operations;

•	Affinity Interactive may be subject to litigation which, if adversely determined, could expose it to significant liabilities, damage its reputation and result in substantial losses;

•	acquisitions, new venture investments and divestitures may not be successful;

•
several provisions of Nevada corporate law, Affinity Interactive’s articles of incorporation, and its bylaws could discourage, delay or prevent a merger or acquisition, even in situations that may be viewed as desirable by its stockholders;

•	Affinity Interactive’s operations may be adversely impacted by increases in the prices of electricity, natural gas and other forms of energy or utility availability;

•	Affinity Interactive depends upon its key employees and certain members of its management;

•
if Affinity Interactive is unable to protect the security of confidential customer information, including credit card data, it could be exposed to data loss, litigation and liability and Affinity Interactive’s reputation could be significantly harmed;

•	Affinity Interactive faces extensive regulation from gaming and other government authorities;

•	reductions in regulations or expansions of gaming licensure allowing new entrants into the gaming sector in jurisdictions in which Affinity Interactive operates could increase competition;

•
increases labor-related costs and regulations such as minimum wage requirements, overtime, healthcare, working conditions and work permit requirements could have an adverse impact on Affinity Interactive’s financial performance;

•	compliance with environmental laws and other government regulations could impose material costs;

•
adverse weather conditions in the Midwest, the Sierra Nevada Mountains and Reno-Lake Tahoe area have had, and could in the future have, a material adverse effect on Affinity Interactive’s results of operations and financial condition;

•
Extreme weather, natural disasters and other catastrophic events, such as the severe flooding that led to the temporary closing of Affinity Interactive’s St. Jo Frontier Casino in St. Joseph, Missouri in 2019, have had, and could in the future have, a material adverse impact on Affinity Interactive’s business, results of operations and financial condition; and

•	riverboats and dockside facilities are subject to additional risks that may adversely affect their operations.
The information included in this Report with respect to Affinity Interactive is very limited and is subject to change and, accordingly, your evaluation of Affinity Interactive and ability make an investment decision may be limited.
Although we can provide no assurances, we currently intend to merge with Affinity Interactive concurrent with the closing of our initial business combination. See
“Business—Our Business Combination Process and Possible Merger with Affinity Interactive.”
The information with respect to Affinity Interactive included in the “
Affinity Gaming Business
” section of our final IPO prospectus filed with the SEC on February 4, 2021 and the section under Item 1 above entitled
“Our Sponsorship and Structure—Affinity Interactive (formerly Affinity Gaming)
” is very limited and subject to change and does not include all of the disclosures that would be required if Affinity Interactive were pursuing an initial public offering of its common stock or in a proxy statement relating to a potential merger with Affinity Interactive. If, as part of our initial business combination, we pursue a merger with Affinity Interactive, the proxy statement relating to our initial business combination and proposed merger with Affinity Interactive will include all required and
SEC-compliant
disclosures with respect to Affinity Interactive. As a result, investors should not place undue reliance on the Affinity Interactive disclosures included herein and refer instead to the proxy statement we subsequently file in connection with our initial business combination, assuming, as is currently planned, that we decide to pursue a merger with Affinity Interactive in connection with our initial business combination.
The challenges associated with completing a proposed merger concurrent with our initial business combination may result in increased transaction execution risk, introduce significant delays and/or may preclude us from being able to timely complete an initial business combination by February 5, 2023.
Concurrently with our initial business combination, we currently intend to merge with Affinity Interactive. We have not entered into any letter of intent or definitive agreement with Affinity Interactive, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. Accordingly, we cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Affinity Interactive. If we pursue a merger with Affinity Interactive concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Affinity Interactive) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Affinity Interactive is fair to our Company and our stockholders from a financial point of view. As a result, we cannot provide any assurance that such committee of our independent directors may be able to reach an agreement with Affinity Interactive as to the proposed valuation of Affinity Interactive or other terms and conditions of such proposed merger on a timely basis or at all, or, even if they do reach such an agreement, that an independent investment banking firm will be able to render such a fairness opinion. In addition, the proposed merger with Affinity Interactive may necessitate significant third party debt and/or equity financing incremental to what may be required to complete our initial business combination with a target business in the gaming and hospitality sectors, and such financing may not be available on attractive terms, on a timely basis or at all (due to market conditions or otherwise). Moreover, the proposed merger with Affinity Interactive may not be approved by our stockholders or there may not be sufficient funds in our trust account after redemptions to complete such proposed merger. Additionally, such a merger may be subject to certain regulatory approvals related to the gaming and hospitality industries. Furthermore, such a merger will require substantial attention from our management and may impede pursuit of other opportunities that could have been beneficial to that organization. Therefore, completing the proposed merger with Affinity Interactive concurrent with the closing of our initial business combination with a proposed target business introduces significant complexities and increased transaction risk, which could result in significant delays and/or may preclude us from being able to timely complete an initial business combination by February 5, 2023.
If we are successful in consummating a merger with Affinity Interactive concurrent with our initial business combination, our management may face significant integration challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.
If we are successful in consummating a merger with Affinity Interactive concurrent with our initial business combination, the concurrent integration of both Affinity Interactive and a target business may be complex, challenging, time consuming. The combined company may encounter potential difficulties in the integration process including the following:

•
the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits the resulting company to achieve the cost savings and operating synergies anticipated to result from such merger, which could result in the anticipated benefits of such merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	the potential coordination geographically separated organizations, systems and facilities;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger;

•	the integration of personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality services;

•	the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities;

•	the potential weakening of relationships with regulators; and

•	the challenge of preserving important relationships of Affinity Interactive and the initial business combination target and resolving potential conflicts that may arise.
Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers of Affinity Interactive and the initial business combination target. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Affinity Interactive and the initial business combination target. If the resulting company experiences difficulties with the integration process, the anticipated benefits of the merger and the initial business combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of the resulting company during this transition period and for an undetermined period after completion of the merger and the initial business combination.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
An investment in the IPO may result in uncertain or adverse U.S. federal income tax consequences.
An investment in the IPO may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the share of Class A common stock and the one-third
of one redeemable warrant to purchase one share of our Class A common stock included in each unit could be challenged by the U.S. Internal Revenue Service, or “IRS,” or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in the IPO is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors should consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including, but not limited to, tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.
Because we intend to seek a business combination with a target business in the gaming and hospitality sectors, we expect our future operations to be subject to risks associated with this industry.
Business combinations with companies in the gaming and hospitality sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	the gaming-related governmental or regulatory approvals necessary to complete our initial business combination;

•	the gaming regulations and gaming tax laws in the jurisdictions in which we will operate following our initial business combination;

•	the level of customer unemployment;

•	changes in the number of hotels we operate following our initial business combination and the number of rooms in, and occupancy and room rates achieved by, such hotels;

•	changes in the relative mix of hotels we operate following our initial business combination within the industry’s price categories;

•	desirability of hotel geographic location;

•	changes in general and local economic and market conditions, which can adversely affect the level of business and leisure travel, and therefore the demand for lodging and related services;

•	travelers’ fears of exposure to contagious diseases or insect infestations in hotel rooms;

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

•	an inability to manage rapid change, increasing consumer expectations, changing gaming regulation and growth;

•	an inability to attract and retain customers;

•	an inability to build strong brand identity and improve customer satisfaction and loyalty;

•	limitations on a target business’ ability to protect its intellectual property rights, including its trade secrets, that could cause a loss in revenue and any competitive advantage;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	the high cost or unavailability of materials, equipment, supplies and personnel that could adversely affect our ability to execute our operations or make capital expenditures; and

•	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter.
In certain jurisdictions, forms of wagering, betting and lottery may be expressly authorized and governed by law and in other jurisdictions forms of wagering, betting and lottery may be expressly prohibited by law. If expressly authorized, such activities are typically subject to extensive and evolving governmental regulation. Gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we would be subject to a wide range of complex gaming laws, rules and regulations in the jurisdictions in which we would be licensed or may seek to be licensed. Most jurisdictions require that gaming companies be licensed and/or authorized, or that key personnel and certain of our security holders are found to be suitable or are licensed, and that products are reviewed, tested and certified or approved before placement. For example, under the Nevada Gaming Control Act, any person that acquires 10% of a publicly traded corporation that holds a gaming license must file an application with the Nevada Gaming Commission for a finding of suitability. If a license, approval, certification or finding of suitability is required by a regulatory or national authority and we fail to seek or do not receive the necessary approval, license, certification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction. Furthermore, the licensing, certificate or suitability process may place certain restrictions on our business which may limit the types of business activities in which we may engage. Additionally, such prohibition could trigger reviews by regulatory bodies in other jurisdictions.

If we seek to acquire a gaming company, we or our acquired business may be required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of the business and may be subject to extensive background investigations and suitability standards. We may also become subject to regulation in any other jurisdiction where our customers are permitted to operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal
of any of our licenses could have a material adverse effect on our business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking approvals and licenses. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic area where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.
In addition, given the extensive regulations concerning the gaming industry, an initial business combination in this industry may require significant governmental or regulatory approvals that could delay the completion of our initial business combination. In such case, we may be unable to complete an initial business combination in the expected timeframe and may require one or more extensions to complete such business combination.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the gaming sector. Accordingly, if we acquire a target business in another industry, these risks will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.
General Risks
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Past performance by our Sponsor and its affiliates, including Affinity Interactive and Z Capital, and our management team may not be indicative of future performance of an investment in our Company or in the future performance of any business that we may acquire.
Information regarding performance by, or businesses associated with, our Sponsor and its affiliates, including Affinity Interactive, ZCG and Z Capital, is presented for informational purposes only. Past performance by our Sponsor, including Affinity Interactive, ZCG and Z Capital, and by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of ZCG’s, Z Capital’s, Affinity Interactive’s or our management team’s performance as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward. Our officers and directors have not had experience with blank check companies or special purpose acquisition companies in the past. Furthermore, an investment in us is not an investment in ZCG, Z Capital or Affinity Interactive.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our executive offices are located at 3755 Breakthrough Way #300, Las Vegas, Nevada 89135. Our executive offices are provided to us by our Sponsor. We pay Affinity Interactive a total of approximately $33,333 per month for office space, utilities, secretarial and administrative support services, reimbursement of an allocable portion of the cash compensation paid by Affinity Interactive to our officers in consideration of the time dedicated to us by each such officer, and reimbursement of expenses, pursuant to an administrative support agreement between us and Affinity Interactive. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding as of December 31, 2021.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our public units, Class A common stock and public warrants are each traded on Nasdaq under the symbols “GHACU,” “GHAC” and “GHACW,” respectively. Our public units commenced public trading on February 3, 2021, and our Class A common stock and public warrants commenced separate public trading on March 26, 2021.
Each whole warrant entitles the holder to purchase of one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final IPO prospectus filed with the SEC on February 4, 2021. Warrants may only be exercised for a whole number of shares of Class A common stock and will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the February 5, 2021 IPO closing date. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”
Holders
As of March 22, 2022, there was one holder of record of our public units, one holder of record of our private units, one holder of record of our public warrants, and six holders of record of our founder shares and one holder of record of our Class A common stock.
Dividend Policy
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “
Cautionary Note Regarding Forward-Looking Statements
,” “
Item 1A. Risk Factors
” and elsewhere in this Report.
Forward-Looking Statements
This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-K
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report. above. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on March 4, 2020 (“Inception”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private units, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and, subsequent to the IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net loss of $1,676,152, which consisted of operating costs of $3,634,030, offset by interest income on marketable securities held in our trust account of $16,053, and a gain due to a change in fair value of warrant liabilities of $1,941,825.
For the period from March 4, 2020 (inception) through ended December 31, 2020, we had a net loss of $10,949, which consisted of operating costs of $10,949.

Liquidity and Capital Resources
On February 5, 2021, we consummated the IPO of 20,000,000 Units at a price of $10.00 per unit, including 2,500,000 units sold pursuant to the full exercise of the underwriter’s over-allotment option, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 777,500 private units to the Sponsor at a price of $10.00 per private unit, generating gross proceeds of $7,775,000.
Following the IPO, the exercise of the over-allotment option and the sale of the private units, a total of $200,000,000 was placed in the trust account. We incurred $11,755,731 in transaction costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $755,731 of other costs. Of these transaction costs, $344,981 were determined to be allocable to the warrant liabilities and were expensed in formation costs and other operating expenses within the statement of operations.
As of December 31, 2021, we had marketable securities held in the trust account of $200,016,053 (including $16,053 of interest income) consisting of investments in qualifying money market funds that invest solely in U.S. treasury securities.
For the year ended December 31, 2021, cash used in operating activities was $2,672,591. Net loss of $1,676,152 was decreased by interest income on marketable securities held in our trust account of $16,053, increased by transaction costs allocable to warrant liabilities of $344,981, decreased by a change in fair value of warrant liabilities of $1,941,825, and changes in operating assets and liabilities, which provided $616,458 of cash.
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
As of December 31, 2021, we had cash of $371,678 held outside the trust account. We intend to use the funds held outside the trust account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of an initial business combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial business combination into private units at a price of $10.00 per private unit. The Company drew down $1,500,000 on this note as of January 26, 2022.
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

Off-Balance
Sheet Arrangements
We did not have
any off-balance
sheet arrangements as of December 31, 2021.
Contractual Obligations
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company evidencing the Working Capital Loan, pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of an initial business combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial business combination into private units at a price of $10.00 per private unit. The Company drew down $1,500,000 on this note on January 26, 2022.
We have an agreement to pay Affinity Interactive, an affiliate of the Sponsor, a monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, reimbursement of a portion of the compensation paid by Affinity Interactive, an affiliate of our Sponsor, to our officers in consideration of the time dedicated to us by each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer, and reimbursement of expenses. We began incurring these fees on February 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation in accordance with its amended and restated certificate of incorporation.
The underwriters are entitled to a deferred fee of $0.35 per unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:
Warrant Liabilities
We account for the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of
additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a smaller reporting company, we are not required to provide the information requested by this Item.
Item 8. Financial Statements and Supplementary Data.
The Report of Independent Auditors and Consolidated Financial Statements are included in Item 15 of this Annual Report on Form
10-K
beginning on page
F-1
and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of December 31, 2021 due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)
of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our officers and directors are as follows:

Name	Age	Position
James J. Zenni, Jr.	67	Chairman of the Board of Directors
Mary Elizabeth Higgins	64	Chief Executive Officer and Director
Eric Fiocco	64	Chief Operating Officer and Secretary
Andrei Scrivens	50	Chief Financial Officer
Daniel A. Cassella	75	Director
Richard Glynn	57	Director
Jan Jones Blackhurst	72	Director
Thomas A. Lettero	65	Director
Daniel H. Scott	66	Director
James J. Zenni, Jr
.—Chairman of the board of directors. Mr. Zenni is Founder, President, Chief Executive Officer and Chairman of the Management Committee of ZCG and is responsible for all portfolio management and business operations. Over the last 25 years, Mr. Zenni has had substantial success investing in private equity, mergers & acquisitions and credit strategies. Mr. Zenni is currently Chairman of the Board of Affinity Interactive, Mrs. Fields Famous Brands, LLC, Pink Taco, Premier Thermal Solutions, LLC., Techniks Holdings, LLC, Twin-Star International, Inc., Waldhaus Flims Alpine Resort & Spa, and XRG Xperience Brands. Mr. Zenni also serves on the boards of Carillon Miami Beach, CTM Holding, Inc., Daily Racing Form Intermediate Holdings, LLC. and Modere, Inc. Mr. Zenni was previously Chairman of the Board of MSDP Group, LLC and a member of the boards of Bayou Steel Corporation, Smarte Carte Corp., and Sun World International, LLC, all of which were portfolio companies. Mr. Zenni has managed numerous private equity transactions including Bayou Steel Corporation, Mrs. Fields Famous Brands, LLC, MSDP Group, LLC, PTC Alliance Corp., Smarte Carte Corporation, Sun World International, Inc., and Thomas Nelson, Inc. Prior to founding ZCG, Mr. Zenni was President, Founder and
Co-owner
of Black Diamond Capital Mgmt., L.L.C. (“BD”), which he founded in 1995. Mr. Zenni was jointly responsible for all portfolio management and business operations at BD. Mr. Zenni divested his interest in an employee-led buyout
which led to the formation of ZCG. Prior to founding BD, Mr. Zenni was a Managing Director and senior member of the Capital Markets Department of Kidder, Peabody & Co. Inc. (“Kidder”). Mr. Zenni had a distinguished career while at Kidder in financial asset engineering, acquisitions, and value-oriented investing. Mr. Zenni holds the patent for an in-house
data-management software platform and search engine tool developed by Olympus Fintech, L.L.C. (a ZCG affiliate). Mr. Zenni is a graduate of Xavier University where he received a Bachelor of Science in Economics and was the recipient of the Department of Economics Award. Mr. Zenni also attended Xavier University Graduate School of Business and University of Vienna (Austria) School of Economics and Business Administration. We believe Mr. Zenni’s qualifications to serve on our board of directors include his particular knowledge and expertise in a number of areas, including his significant financial and industry expertise, which we believe provides a sound foundation for understanding strategic and operational issues and challenges. In addition, we believe his prior experience in serving on boards of directors for businesses across a wide range of industries, together with his experience with gaming businesses, will strengthen the board of director’s collective knowledge and capabilities.
Mary Elizabeth Higgins
—Chief Executive Officer and Director. Ms. Higgins joined us in March 2020. She currently serves as the Chief Executive Officer of Affinity Interactive, a position she has held since April 2019. Over the last 20 years, Ms. Higgins has had success in the gaming sector, focusing on strategic financial management, capital formation, acquisition strategies and investor relations. Before joining Affinity Interactive in 2018 as interim Chief Financial Officer and Chief Operating Officer, she was instrumental in establishing VICI Properties (NYSE:VICI), a REIT spinoff from Caesars Entertainment Operating Company, Inc. (“CEOC”), serving as Chief Financial Officer in 2017 and as an advisor in 2018. From July 2014 to October 2017, she was the Chief Financial Officer of CEOC, the largest subsidiary of Caesars Entertainment Corporation, where she oversaw finances across 38 casino locations in 14 U.S. states as well as in five countries. Earlier in her career, Ms. Higgins served as Chief Financial Officer at companies such as Global Cash Access Holdings, Inc. (now Everi Holdings Inc. (NYSE: EVERI)), Herbst Gaming, Inc. and Camco, Inc. Since December 2018, Ms. Higgins has served as a member of the board of trustees of Chatham Lodging Trust (NYSE: CLDT). Ms. Higgins is a graduate of the University of Southern California where she earned a Bachelor of Science degree. Ms. Higgins also earned a Master’s degree in Business Administration from University of Memphis. We believe Ms. Higgins’ qualifications to serve on our board of directors include her extensive experience in the gaming and hospitality sectors as well as her public company experience.
Eric Fiocco
—Chief Operating Officer and Secretary. Mr. Fiocco joined us in March 2020. He currently serves as the Senior Vice President, Chief Operating Officer, and Chief Marketing Officer of Affinity Interactive. Mr. Fiocco was hired at Affinity Interactive in November 2018 as Chief Marketing Officer and was promoted to Chief Operating Officer in May 2019. Over the last 40 years, Mr. Fiocco has had success in marketing, brand identity, casino operations and revenue management. Prior to joining Affinity Interactive, Mr. Fiocco served as Chief Marketing Officer for Tropicana Entertainment Inc. from November 2011 to September 2018, where he was responsible for all marketing operations across eight Tropicana properties in six jurisdictions and led the development and execution of marketing initiatives and brand strategy. Mr. Fiocco also served as Senior Vice President of Marketing at Tropicana Atlantic City and Senior Vice President of Marketing and Casino Operations at Resorts Atlantic City and Atlantic City Hilton. Mr. Fiocco began his career in the gaming industry as a casino dealer and over the years has been promoted to various positions of increased responsibility in casino operations and marketing at both the property and corporate levels. Mr. Fiocco is a graduate of Stockton State College in Pomona, New Jersey and holds a degree in Business Studies.
Andrei Scrivens
—Chief Financial Officer. Mr. Scrivens joined us in March 2020. He currently serves as Chief Financial Officer of Affinity Interactive, a position he has held since May 2019. Mr. Scrivens has substantial experience in operational and value-oriented private equity and mergers and acquisitions. Before joining Affinity Interactive, Mr. Scrivens served as a Managing Director on the private equity investment team with Z Capital Partners, L.L.C. since 2012, while serving on the boards of Daily Racing Form Intermediate Holdings, LLC, WF Swiss Hospitality GmBH, Carillon Hotel, LLC and Affinity Interactive. He focused on investments in gaming and hospitality, leading teams of professionals that specialized in pursuing opportunities that required hands-on
financial and operational leadership, including Affinity Interactive. Prior to Z Capital, from 2001-2012, Mr. Scrivens was a Director at Chilmark Partners, a middle market private equity firm and boutique investment bank. During his tenure at Chilmark, among other broader industry assignments, in the leisure sector he advised on the sale of interests in two NHL hockey arenas and valued broadcast contract provisions on behalf of the NFL Players Association. Mr. Scrivens also participated in the investments of International Knife and Saw and Simonds Industries where the two companies were ultimately combined in a merger transaction. Earlier in his career, Mr. Scrivens served as a Senior Manager at the accounting firm of Arthur Andersen LLP in its restructuring group. Mr. Scrivens received his Bachelors of Science from the University of Illinois and is a Certified Public Accountant (inactive).
Daniel A. Cassella
—Director. Mr. Cassella is an independent member of the Board of the Directors of Gaming & Hospitality Acquisition Corp. For over 30 years, Mr. Cassella has provided valuable insight into the highly regulated casino gaming and lodging industries in Las Vegas, Nevada and Atlantic City, New Jersey. Mr. Cassella has served as an independent gaming consultant since 2000. He is currently serving as an Advisor to the Audit Committee of Mohegan Gaming and Entertainment and is the former Chairman of the Audit Committee and member of the Finance Committee of Tropicana Entertainment, Inc. From 1980 to 2000, Mr. Cassella held numerous executive level positions as Chief Executive Officer and President of Stratosphere Corporation, President and Chief Executive Officer of Resorts International, President and Chief Operating Officer of the Desert Inn, Executive Vice President of the Mirage Casino Resort, and Executive Vice President, Chief Financial Officer, Vice President of Finance and Treasurer at Caesars Palace Hotel and Casino. Mr. Cassella received his Bachelors of Science in Accounting from Pennsylvania State University and is a Certified Public Accountant (inactive). We believe Mr. Cassella’s qualifications to serve on our board of directors include his extensive gaming industry experience and public board service.

Richard Glynn
—Director. Mr. Glynn founded Alinsky Partners in 2009, working with management, financial institutions, and investors to effect transformation. Mr. Glynn was Chief Executive of FTSE 250 Ladbrokes PLC from 2010 to 2015 and Chairman of Sporting Index from 2008 to 2010, having been Chief Executive since 2001. Prior to that he was Group Managing Director of WCT, and CEO of AIM listed Megalomedia PLC. Mr. Glynn currently assists private equity sponsors and shareholders with transformation. He is the board chairman of both Dining Club Group and Cruise.co.uk for Bridgepoint Development Capital and Daily Racing Form Intermediate Holdings, LLC for New York-based ZCG, and the founder and Chairman of mental wellbeing platform, 87%. He advises fund managers and sports leagues on rights exploitation and is private coach to “C” level individuals and teams undergoing transformation. Mr. Glynn is currently an operating partner of ZCG. Mr. Glynn graduated from Oxford University in 1986, qualified as a solicitor in 1989 and gained an MBA from The London Business School in 1991. He was awarded the LBS Alumni Entrepreneurship Award in June 2006 and is a qualified business coach. He served as a Special Trustee of Great Ormond Street Hospital Children’s Charity from 2000 to 2010. We believe Mr. Glynn’s qualifications to serve on our board of directors include his extensive gaming industry experience.
Jan Jones Blackhurst
—Director. Ms. Jones Blackhurst is a long-time political and business leader who spent most of the 1990s as the first woman mayor of Las Vegas, presiding over an unprecedented period of economic, social and cultural expansion. Ms. Jones Blackhurst then joined Caesars Entertainment Corporation in 1999, where she established the first Code of Commitment for the gaming industry. This code served as a model for numerous companies and allowed Caesars Entertainment to gain global recognition for policies governing workplace stakeholder engagement, responsible gaming standards for its customers and standards for interacting with its host communities. In addition, her efforts led to Caesars being internationally recognized for its contribution to equality and equal rights with the company receiving the first ever 100% compliance rating from the Human Rights Commission. After leading the Corporate Social Responsibility and public policy efforts for two decades, she was on Caesars Entertainment’s Board of Directors from October 2019 to July 2020. Ms. Jones Blackhurst serves on several boards as Chairwoman, including the Board of Directors for the U.S. Chamber of Commerce and the Global Fairness Initiative, Nevada Resort Association and Las Vegas Stadium Authority. She was one of the first women to be inducted into the American Gaming Association (AGA) Gaming Hall of Fame in 2014. She is also a member of the Women’s Leadership Board at the John F. Kennedy School of Government at Harvard University. Ms. Jones Blackhurst has earned numerous awards and accolades in her career and has been published in articles in a wide range of publications both nationally and internationally. Ms. Jones Blackhurst holds a bachelor’s degree in English from Stanford University. We believe Ms. Jones Blackhurst’s qualifications to serve on our board of directors include her extensive experience in the gaming industry.
Thomas A. Lettero
—Director. Mr. Lettero is an independent member of the board of directors of Gaming & Hospitality Acquisition Corp. He has served as the Chief Executive Officer of NexGen Technology LLC, a payments company serving the gaming industry, since November of 2017. For over 30 years, Mr. Lettero has provided valuable management and financial expertise into the highly regulated gaming and hospitality industry in Nevada, Colorado and Pennsylvania. Prior to joining NexGen Technology, Mr. Lettero served as Chief Financial Officer of Cannery Casino Resorts LLC from July 2005 to December 2016 and as a director of the Grand Canyon Resort Corporation from March 2017 to July 2019. Previously, Mr. Lettero held senior executive positions in the gaming and hospitality industry and was involved in numerous financings, financial restructurings and acquisitions. Mr. Lettero is a graduate of Pace University with a Bachelor’s of Business Administration in Accounting and holds a Master’s degree in Accounting and Management from the University of Nevada, Las Vegas. We believe Mr. Lettero’s qualifications to serve on our board of directors include his extensive C-suite and
board experience.
Daniel H. Scott
—Director. Mr. Scott is an independent member of the Board of the Directors of Gaming & Hospitality Acquisition Corp. For over 30 years, Mr. Scott has provided valuable insight into the financial and operational matters of the highly regulated casino gaming and lodging industry. Mr. Scott has served as an independent gaming consultant and strategic advisor since 2001. He is currently serving as an Advisor to the Audit Committee of Mohegan Gaming and Entertainment and is a former member of the board of Tropicana Entertainment, Inc. and Galaxy Gaming, Inc. Mr. Scott served as President and Chief Executive Officer of Advanced Gaming Technology from 1998-2001, managing a successful reorganization. From 1995-1998, Mr. Scott served as Senior Vice President and Chief Financial Officer of MGM Grand Hotel and Casino. From 1983-1995, he served as Vice President and Treasurer of Caesars Palace Hotel and Casino and acted as the Chief Operating Officer of Caesars Palace at Sea casinos on luxury cruise ships operated by Crystal Cruises. Mr. Scott received his Bachelor of Business Administration from the University of Wisconsin, graduating with honors. He is also a Certified Public Accountant and previously served as the President of Nevada’s Society of CPA’s, Las Vegas Chapter. We believe Mr. Scott’s qualifications to serve on our board of directors include his extensive gaming industry experience and public board service.

Number and Terms of Office of Officers and Directors
We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year-end
following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Glynn and Ms. Jones Blackhurst, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Higgins and Mr. Scott, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Zenni, Cassella and Lettero, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement to entered into concurrently with the IPO, our Sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Casella, Mr. Glynn, Ms. Jones Blackhurst, Mr. Lettero and Mr. Scott are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules
and a limited exception, Nasdaq rules and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors. A copy of the charter of each of the board committees is available on our website at
gamingandhospitality.net
.
Audit Committee
We have established an audit committee of the board of directors. Mr. Cassella, Mr. Scott and Mr. Lettero serve as members of our audit committee, and Mr. Cassella is the chair. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Cassella, Mr. Scott and Mr. Lettero meets the independent director standard under Nasdaq listing standards and under
Rule 10-A-3(b)(1) of
the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that each of Messrs. Cassella and Scott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Each member of the audit committee is financially literate and our board of directors has determined that each of Messrs. Cassella and Scott qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
Pursuant to its charter, the audit committee’s responsibilities include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Mr. Scott, Ms. Jones Blackhurst and Mr. Cassella serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Scott, Ms. Jones Blackhurst and Mr. Cassella are independent and Mr. Scott chairs the compensation committee.
Pursuant to its charter, the compensation committee’s responsibilities include:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, until the earlier of the completion of our initial business combination or our liquidation and other than (i) the payment of a one-time cash
bonus of $75,000 payable to each of our directors (other than Mr. Zenni and Ms. Higgins) upon the closing of the IPO (ii) the payment to Affinity Interactive of approximately $33,333 per month, for up to 24 months, for office space, utilities, secretarial and administrative support services, reimbursement of an allocable portion of the cash compensation paid by Affinity Interactive to our officers in consideration of the time dedicated to us by each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer, and reimbursement of expenses, pursuant to an administrative support agreement between us and Affinity Interactive and (iii) the payment to an affiliate of our Sponsor in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Ms. Jones Blackhurst, Mr. Lettero and Mr. Glynn. Ms. Jones Blackhurst is the chair of the nominating and corporate governance committee.
Pursuant to its charter, the responsibilities of the nominating and corporate governance include:

•
identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company;

•	and reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq.

Director Nominations
Pursuant to its charter, our nominating and corporate governance committee shall recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s website at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Corporate Governance Guidelines
Our board of directors will adopt corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines will cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, Chief Executive Officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning.
Conflicts of Interest
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer and directors is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Potential investors should also be aware of the following other potential conflicts of interest:

•
none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities;

•
in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented;

•
our initial stockholders have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and private shares held by them if we fail to consummate our initial business combination by February 5, 2023. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier to occur of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private units and any securities underlying the private units, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination;

•
our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination; and

•
our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
James J. Zenni, Jr.	Z Capital Group, L.L.C.(1)	Fund Management	Founder, President, Chief Executive Officer and Chairman of the Management Committee
	Affinity Interactive	Gaming and Leisure	Chairman of the Board of Directors
	MFOC Holdco Inc.	Consumer Food Products	Chairman of the Board of Directors
	PT Opco, LLC	Restaurants	Chairman of the Board of Directors
	Premier Thermal Solutions, LLC	Diversified Manufacturing	Chairman of the Board of Directors
	Techniks Holdings, LLC	Diversified Manufacturing	Chairman of the Board of Directors
	Twin-Star International, Inc.	Consumer Durable Products	Chairman of the Board of Directors
	Waldhaus Flims Hotel Management, GmbH	Hospitality and Hotels	Chairman of the Board of Directors
	FM Restaurants Holdco, LLC	Restaurants	Chairman of the Board of Directors
	XRG Xperience Brands	Restaurants	Chairman of the Board of Directors
	Z Capital Florida Resort, LLC	Hospitality and Hotels	Director
	CTM Holdings, Inc.	Entertainment	Director
	Daily Racing Form Intermediate Holdings, LLC	Sports Data and Gaming	Director
	Neways Holdings, Ltd.	Consumer Products	Director
	Polo Training Foundation	Charity	Director

Mary Beth Higgins	Affinity Interactive	Gaming and Leisure	Chief Executive Officer and Director
	Chatham Lodging Trust	Hospitality	Trustee

Eric Fiocco	Affinity Interactive	Gaming and Leisure	Senior Vice President, Chief Operating Officer and Chief Marketing Officer

Andrei Scrivens	Affinity Interactive	Gaming and Leisure	Chief Financial Officer

Daniel A. Cassella	Mohegan Gaming and Entertainment	Gaming and Leisure	Advisor

Richard Glynn	Dining Club Group	Hospitality	Chairman
	Cruise.co.uk	Hospitality	Chairman

Jan Jones Blackhurst	Caesars Entertainment Corporation	Gaming and Leisure	Director
	U.S. Chamber of Commerce	Business Association	Director
	Global Fairness Initiative	Non-Governmental Organization	Director
	Nevada Resort Association	Business Association	Director
	Las Vegas Stadium Authority	Public Body	Director
	Women’s Leadership Board—John F. Kennedy School of Government, Harvard University	Education	Director

Thomas A. Lettero	NextGen Technology LLC	Gaming and Leisure Technology	Chief Executive Officer
	Foundation for an Independent Tomorrow	Nonprofit	Director

Daniel H. Scott	Mohegan Gaming and Entertainment	Gaming and Leisure	Advisor
(1) Includes Z Capital Group, L.L.C. and affiliated entities and funds

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or any of their respective affiliates. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors or any of their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company and our stockholders from a financial point of view.
We have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor and directors have agreed to vote any founder shares and shares of Class A common stock underlying the private units held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
Item 11. Executive Compensation.
Concurrent with the closing of the IPO, our Sponsor transferred 7,500 founder shares to each of our directors (other than Mr. Zenni and Ms. Higgins). In addition, each of them received a one-time cash
bonus of $75,000 payable upon the closing of the IPO. We have agreed to pay Affinity Interactive a total of approximately $33,333 per month for office space, utilities, secretarial and administrative support services, reimbursement of an allocable portion of the cash compensation paid by Affinity Interactive to our officers in consideration of the time dedicated to us by each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer, and reimbursement of expenses, pursuant to an administrative support agreement between us and Affinity Interactive. Pursuant to employment agreements between Affinity Interactive and each of our executive officers, Affinity Interactive will pay each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer,
(i) a one-time cash
transaction bonus in an aggregate amount equal to $937,500, $500,000 and $500,000, respectively, conditioned upon continued employment with Affinity Interactive through the closing of our initial business combination, and (ii) a one-time
cash retention bonus in an amount equal to $937,500, $500,000 and $500,000, respectively, conditioned upon continued employment with Affinity Interactive through December 31, 2022 or a change of control at Affinity Interactive, whichever is the earlier to occur, in either case provided the individual has not then given notice of his or her termination of employment with Affinity Interactive. Except as described above, in no event will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses
by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the number of shares of Company common stock beneficially owned as of March 22, 2022 by (i) beneficial owners of more than 5% of the outstanding shares of Company common stock, (ii) each of the Company’s named executive officers, (iii) each of the Company’s directors and (iv) all of the Company’s directors and executive officers as a group.
The beneficial ownership percentages set forth in the table below are based on 20,777,500 shares of Class A common stock and 5,000,000 shares of Class B common stock issued and outstanding as of March 22, 2022. In accordance with SEC rules, beneficial ownership includes all shares the stockholder actually owns beneficially or of record, all shares over which the stockholder has or shares voting or dispositive control and all shares the stockholder has the right to acquire within 60 days of March 22, 2022. Except as indicated in the footnotes to the table, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares owned beneficially by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Affinity Gaming Holdings, L.L.C.(2)	5,740,000	22.3%
James J. Zenni, Jr. (2)	5,740,000	22.3%
Mary Beth Higgins	—	—
Eric Fiocco	—	—
Andrei Scrivens	—	—
Daniel A. Cassella	7,500		*
Richard Glynn	7,500		*
Jan Jones Blackhurst	7,500		*
Thomas A. Lettero	7,500		*
Daniel H. Scott	7,500		*
All executive officers and directors as a group (nine individuals)	5,777,500	22.4%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Affinity Gaming Holdings, L.L.C., 3755 Breakthrough Way #300, Las Vegas, Nevada 89135.
(2)
Represents the interest directly held by Affinity Gaming Holdings, L.L.C. The managing member of Affinity Gaming Holdings, L.L.C. is Z Capital Group, L.L.C., a Delaware limited liability company that is indirectly owned by James J. Zenni, Jr. Mr. Zenni is the Chairman of our board of directors and the Founder, President, Chief Executive Officer and member of the Management Committee of Z Capital Group, L.L.C. Accordingly, Mr. Zenni may be deemed to beneficially own the reported shares held directly by Affinity Gaming Holdings, L.L.C. Mr. Zenni disclaims beneficial ownership of such shares except to the extent, if any, of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
Employment Agreements
Pursuant to employment agreements between Affinity Interactive and each of our executive officers, Affinity Interactive will pay each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer,
(i) a one-time cash
transaction bonus in an aggregate amount equal to $937,500, $500,000 and $500,000, respectively, conditioned upon continued employment with Affinity Interactive through the closing of our initial business combination, and (ii) a one-time
cash retention bonus in an amount equal to $937,500, $500,000 and $500,000, respectively, conditioned upon continued employment with Affinity Interactive through December 31, 2022 or a change of control at Affinity Interactive, whichever is the earlier to occur, in either case provided the individual has not then given notice of his or her termination of employment with Affinity Interactive.
No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our Sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Interactive, a Nevada corporation and affiliate of our Sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Interactive to the Company’s officers and reimbursement of expenses. Upon completion of the business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred $366,663 of fees as of December 31, 2021.
Related Party Loans
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000 to pay for certain IPO expenses. The Promissory Note was non-interest bearing
and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the IPO. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of December 31, 2021 and no further drawdowns are permitted.
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of a business combination, or, at the Sponsor’s discretion, up to $1,500,000 of notes may be converted upon completion of a business combination into private units at a price of $10.00 per private unit. There were no drawdowns on this note as of December 31, 2021. On January 26, 2022, the Company drew $1,500,000 in cash from the Working Capital Loan for general working capital purposes.

Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the Sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. As of December 31, 2021, the Company had incurred $121,342 in fees under the Consulting Agreement which are recorded in accounts payable and accrued expenses on the condensed balance sheet.
Affinity Interactive (formerly Affinity Gaming)
Concurrently with our initial business combination, we currently plan to merge with Affinity Interactive. The resulting combined company would inherit our Nasdaq listing and its common stock and warrants would be publicly traded. We currently anticipate that the combined company will be managed by our existing management team (who also serve as members of the senior management team of Affinity Interactive). We have not entered into any letter of intent or definitive agreement with Affinity Interactive, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though we currently intend to merge with Affinity Interactive concurrent with the completion of our initial business combination, we cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We will not, however, complete an initial business combination with only Affinity Interactive. In addition, we will likely not consummate a merger with Affinity Interactive if the target business with respect to our initial business combination is not within the gaming or hospitality related sectors. Please see the section of our final IPO prospectus filed with the SEC on February 4, 2021 entitled
“Affinity Gaming Business”
and the section under Item 1 above entitled
“Our Sponsorship and Structure—Affinity Interactive (formerly Affinity Gaming)
” for additional information with respect to Affinity Interactive. If we pursue a merger with Affinity Interactive concurrent with our initial business combination, a committee of our independent directors will negotiate the terms and conditions of such merger (including the valuation of Affinity Interactive) on our behalf. Such committee of independent directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed merger with Affinity Interactive is fair to our Company and our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any merger with Affinity Interactive as are applicable to our initial business combination and described elsewhere in this Report.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We will enter into a registration rights agreement with respect to the private units, the units issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the private warrants and upon conversion of the founder shares, and, upon completion of our initial business combination, to nominate three individuals for election to our board of directors.
Pursuant to a letter agreement that we will enter into with our Sponsor in connection with the closing of the IPO, we will provide a right of first offer to our Sponsor if, in connection with or prior to the closing of our initial business combination, we propose to raise additional capital by issuing any equity securities, or securities convertible into, exchangeable or exercisable for equity securities (other than warrants in respect of working capital loans as described above or to any seller in such business combination).
Related Party Policy
We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.
In addition, our audit committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors, director nominees and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or director nominee or presents a conflict of interest on the part of a director, director nominee employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our Company and our stockholders from a financial point of view. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers or directors, or any affiliate of our Sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination:

•
payment to Affinity Interactive of approximately $33,333 per month, for up to 24 months, for office space, utilities, secretarial and administrative support services, reimbursement of an allocable portion of the cash compensation paid by Affinity Interactive to our officers in consideration of the time dedicated to us by each of Ms. Higgins, our Chief Executive Officer, Mr. Fiocco, our Chief Operating Officer and Secretary, and Mr. Scrivens, our Chief Financial Officer, and reimbursement of expenses, pursuant to an administrative support agreement between us and Affinity Interactive;

•	payment of a $75,000 one-time cash bonus payable upon the closing of the IPO to each of our directors (other than Mr. Zenni and Ms. Higgins);

•
repayment to Affinity Interactive of
one-time
cash retention and transaction bonuses in aggregate amounts equal to $1.875 million, $1.0 million and $1.0 million payable to each of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, respectively, upon the successful completion of our initial business combination;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
repayment of any outstanding borrowings under the Working Capital Loan issued on November 11, 2021, pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of an initial business combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial business combination into private units at a price of $10.00 per private unit. The Company drew down $1,500,000 on this note on January 26, 2022.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accounting Fees and Services.
The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from March 4, 2020 (Inception) through December 31, 2020 totaled $75,190 and $29,355, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Withum did not provide services and we did not incur fees for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021, or for the period from March 4, 2020 (Inception) through December 31, 2020.
Tax Fees
. For the year ended December 31, 2021, fees for tax planning and advice totaled $7,725. Withum did not provide services and we did not incur fees for tax planning and tax advice for the period from March 4, 2020 (Inception) through December 31, 2020.
All Other Fees
. Withum did not provide and we did not incur fees for other services for the year ended December 31, 2021, or for the period from March 4, 2020 (Inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of the IPO. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

1.
Financial Statements.
See Index to Consolidated Financial Statements, which appears on page
F-1
hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.	Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.
(b)
Exhibits
. The following exhibits are being filed or incorporated by reference herewith as part of this Annual Report on Form
10-K:

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-252182), filed with the SEC on January 29, 2021).

4.4	Warrant Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

4.5*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Letter Agreement, dated February 2, 2021, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.2	Investment Management Trust Agreement, dated February 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.3	Registration Rights Agreement, dated February 2, 2021, by and among the Company, the Sponsor and certain securityholders of the Company (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.4	Private Unit Subscription Agreement, dated February 2, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252182), filed with the SEC on January 29, 2021).

10.6	Administrative Support Agreement, dated February 2, 2021, by and between the Company and Affinity Gaming (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K (File No. 001-39987), filed with the SEC on February 5, 2021).

10.7*	Promissory Note, dated November 11, 2021, issued to Affinity Gaming Holdings, L.L.C. by Gaming & Hospitality Acquisition Corp.

10.8*	Consulting Agreement, October 28, 2021, by and between the Company and ZCG Consulting.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form
10-K
Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Gaming & Hospitality Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Gaming & Hospitality Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from March 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from March 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by February 5, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.
New York, New York
March
28
, 2022
PCAOB Number 100

GAMING & HOSPITALITY ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$371,678	$25,000
Prepaid expenses	683,197	—

Total current assets	1,054,875	25,000
Deferred offering costs	—	550,046
Investments held in Trust Account	200,016,053	—

Total assets	$201,070,928	$575,046

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,277,271	$526,759
Accounts payable – related party	33,333	—
Advances from Sponsor	—	34,236

Total current liabilities	1,310,604	560,995
Warrant liabilities	4,155,500	—
Deferred underwriting fee payable	7,000,000	—

Total liabilities	12,466,104	560,995

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 and no shares issued and outstanding, at December 31, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	200,000,000	—

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 and no shares issued and outstanding (excluding 20,000,000 and no shares subject to possible redemption), at December 31, 2021 and December 31, 2020, respectively	78	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	24,500
Accumulated deficit	(11,395,754)	(10,949)

Total stockholders’ equity (deficit)	(11,395,176)	14,051

Total liabilities and stockholders’ equity (deficit)	$201,070,928	$575,046

See accompanying notes to the financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from March 4, 2020 (inception) through December 31, 2020
Formation costs and other operating expenses	$3,634,030	$10,949

Loss from operations	(3,634,030)	(10,949)
Other income:
Interest income on marketable securities held in Trust Account	16,053	—
Change in fair value of warrant liabilities	1,941,825	—

Other income	1,957,878	—

Net loss	$(1,676,152)	$(10,949)

Weighted average number of common shares outstanding:
Class A – Public shares	18,082,192	—
Class A – Private shares	702,945	—
Class B – Common stock (1)	4,940,068	4,375,000
Basic and diluted net loss per share:
Class A – Public shares	$(0.07)	$—

Class A – Private shares	$(0.07)	$—

Class B – Common stock	$(0.07)	$—

(1)
As of December 31, 2020, the weighted average number of common shares outstanding excludes 625,000 shares of Class B common stock held by the Sponsor subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter. In February 2021, the underwriter exercised their over-allotment option in full. See Note 5.

See accompanying notes to the financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM
MARCH 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – March 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,000,000	500	24,500	—	25,000
Net loss	—	—			—	(10,949)	(10,949)

Balance – December 31, 2020	—	$—	5,000,000	$500	$24,500	$(10,949)	$14,051

Issuance of common stock (private units), net of proceeds allocated to private warrants	777,500	78	—	—	7,544,264	—	7,544,342
Accretion to Class A common stock redemption amount	—	—			(7,568,764)	(9,708,653)	(17,277,417)
Net loss	—	—	—	—	—	(1,676,152)	(1,676,152)

Balance – December 31, 2021	777,500	$78	5,000,000	$500	$—	$(11,395,754)	$(11,395,176)

See accompanying notes to the financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
STATEMENTS OF CASH FLOW

	For the year ended December 31, 2021	For the period from March 4, 2020 (inception) through December 31, 2020
Cash flow from operating activities:
Net loss	$(1,676,152)	$(10,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(16,053)	—
Change in fair value of warrant liabilities	(1,941,825)	—
Transaction costs allocable to warrant liabilities	344,981	—
Changes in operating assets and liabilities
Prepaid expenses	(683,197)	—
Accounts payable and accrued expenses	1,266,322	10,949
Accounts payable – related party	33,333	—

Net cash used in operating activities	(2,672,591)	—

Cash flow from investing activities:
Investment of cash in Trust Account	(200,000,000)	—

Net cash used in investing activities	(200,000,000)	—

Cash flows from financing activities:
Proceeds from promissory note—Sponsor	37,470	—
Paydown of promissory note—Sponsor	(71,706)	—
Payment of deferred offering costs	(4,721,495)	—
Proceeds from issuance of common stock (public units)	200,000,000	—
Proceeds from issuance of common stock to Sponsor	—	25,000
Proceeds from issuance of common stock (private units)	7,775,000	—

Net cash provided by financing activities	203,019,269	25,000

Net change in cash	346,678	25,000
Cash at the beginning of the period	25,000	—
Cash at the end of the period	$371,678	$25,000

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$7,000,000	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$515,810

Deferred offering costs included in advances from Sponsor via promissory note	$—	$34,236

See accompanying notes to the financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
The Company is sponsored by Affinity Gaming Holdings, L.L.C. (the “Sponsor”), the indirect sole stockholder of Affinity Gaming, a diversified casino gaming company headquartered in Las Vegas, Nevada, with regional gaming operations in three states, an online betting presence, and digital and media platforms, and full voting control of the Sponsor is held by entities managed by affiliates of Z Capital Partners, L.L.C. On July 1, 2021, Affinity Gaming acquired Sports Information Group, LLC (d/b/a Daily Racing Form LLC) and changed its name to Affinity Interactive. Concurrently with the Business Combination, the Company currently intends to merge with Affinity Interactive. The Company cannot provide any assurance that such a merger with Affinity Interactive will occur at all, or, if it does, it cannot provide any assurance as to the timing or terms thereof. However, the Company will not complete a Business Combination with only Affinity Interactive.
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”), which is described in Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on February 5, 2021, an amount of $200,000,000 ($10.00 per Public Unit) from the gross proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”), located in the United States and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of the Business Combination and does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
Liquidity, Capital Resources and Going Concern
As of December 31, 2021, the Company had approximately $372,000 outside of the Trust Account and approximately $16,000 of interest income available in the Trust Account to pay for tax obligations and a working capital deficit of approximately $256,000.
The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined below) of $500,000 (see Note 5), the Working Capital Loan (as defined below) (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 4, 2021. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loan.
The Company incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements-Going Concern,” the Company has until February 5, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.
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
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to below as Class A common stock subject to redemption, non-redeemable
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Sponsor. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted loss per share since the exercise of the warrants are contingent upon the occurrence of future events. For the year ended December 31, 2021 and for the period from March 4, 2020 (inception) through December 31, 2020, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.
A reconciliation of net loss per common share as adjusted for the portion of loss that is attributable to common shares subject to redemption is as follows:

	For the year ended December 31, 2021			For period from March 4, 2020 (inception) through December 31, 2020
	Class A common stock subject to redemption	Non- redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non- redeemable Class A common stock	Class B Common Stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(1,277,481)	$(49,662)	$(349,009)	$—	$—	$(10,949)
Denominator:
Basic and diluted weighted average shares outstanding	18,082,192	702,945	4,940,068	—	—	4,375,000

Basic and diluted net loss per common stock	$(0.07)	$(0.07)	$(0.07)	$—	$—	$(0.00)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At December 31, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. At December 31, 2020, there were no assets held in the Trust Account. The Company had no cash equivalents in its operating account as of December 31, 2021 and 2020.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company determined the common stock subject to possible redemption to be equal to the redemption value of approximately $10.00 per share of Class A common stock.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The Class A common stock reflected in the condensed balance sheet is reconciled in the following table as of December 31, 2021:

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
The Company evaluated the Public Warrants and the Private Warrants (collectively, the “Warrants”) (Note 3, Note 4, Note 8 and Note 9) in accordance with ASC 815 and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Deferred income taxes were deemed to be de minimis as of December 31, 2021 and 2020.
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
Director Compensation
On February 5, 2021, the Company agreed to pay an aggregate of $375,000 in one-time cash bonus payments to its independent directors, which was recognized as general and administrative expense by the Company and included in formation costs and other operating expenses in the statements of operations.
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Interactive, a Nevada corporation and affiliate of our sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Interactive to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred $366,663 of fees as of December 31, 2021, $33,333 of which was included in accounts payable – related party in the balance sheet at December 31, 2021.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000 to pay for certain Initial Public Offering expenses. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of December 31, 2021 and no further drawdowns are permitted.
Related Party Loans
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of a Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. There were no drawdowns on this note as of December 31, 2021. On January 26, 2022, the Company drew $1,500,000 in cash from the Working Capital Loan for general working capital purposes.
Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. As of December 31, 2021, the Company had incurred $121,342 in fees under the Consulting Agreement which are recorded in accounts payable and accrued expenses on the condensed balance sheet.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
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
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At December 31, 2021, there were 777,500 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were no shares of Class A common stock issued and outstanding, and 5,000,000 shares of Class B common stock issued and outstanding, 625,000 of which were subject to redemption (see Note 5).

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

NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$200,016,053
Liabilities:
Private Warrants	2	$155,500
Public Warrants	1	$4,000,000
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
As of December 31, 2021, the Private Warrants and Public Warrants were determined to be $0.60 per warrant for aggregate values of $0.2 million and $4.0 million, respectively.
The following table presents the changes in the fair value of warrant liabilities:

	Private	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—

Initial measurement on February 2, 2021	230,658	5,866,667	6,097,325
Change in valuation inputs or other assumptions (1)	(75,158)	(1,866,667)	(1,941,825)

Fair value as of December 31, 2021	$155,500	$4,000,000	$4,155,500

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$—
Initial measurement on February 2, 2021	6,097,325
Change in fair value	138,517

Fair value as of March 31, 2021	6,235,842
Transfer of Public Warrants to Level 1 measurement	(6,000,000)
Change in fair value	41,466

Fair value as of June 30, 2021	277,308
Transfer of Private Warrants to Level 2 measurement	(277,308)

Fair value as of December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS
On January 26, 2022, the Company drew $1,500,000 in cash from the Working Capital Loan for general working capital purposes.
Management has evaluated subsequent events to determine if events or transactions occurring through March 28, 2022, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	GAMING & HOSPITALITY ACQUISITION CORP.

	By:	/s/ Mary Elizabeth Higgins
Name: Mary Elizabeth Higgins
Its: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Gaming & Hospitality Acquisition Corp. and in the capacities and on the date indicated.

Name	Position	Date

/s/ James J. Zenni, Jr. James J. Zenni, Jr.	Chairman of the Board of Directors	March 28, 2022

/s/ Mary Elizabeth Higgins Mary Elizabeth Higgins	Chief Executive Officer (Principal Executive Officer)	March 28, 2022

/s/ Andrei Scrivens Andrei Scrivens	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Janis Jones Blackhurst Janis Jones Blackhurst	Director	March 28, 2022

/s/ Daniel A. Cassella Daniel A. Cassella	Director	March 28, 2022

/s/ Richard Ian Glynn Richard Ian Glynn	Director	March 28, 2022

/s/ Thomas A. Lettero Thomas A. Lettero	Director	March 28, 2022

/s/ Daniel H. Scott Daniel H. Scott	Director	March 28, 2022