Form 10-Q
period 2022-03-31
Gaming & Hospitality Acquisition Corp.
filed 2022-05-13
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 11, 2022, there were
 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,026,203	$371,678
Prepaid expenses	586,480	683,197

Total current assets	1,612,683	1,054,875
Investments held in Trust Account	200,034,244	200,016,053

Total assets	$201,646,927	$201,070,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$950,821	$1,277,271
Accounts payable – related party	—	33,333
Convertible promissory note – related party	1,500,000	—

Total current liabilities	2,450,821	1,310,604
Warrant liabilities	1,869,975	4,155,500
Deferred underwriting fee payable	7,000,000	7,000,000

Total liabilities	11,320,796	12,466,104

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 shares issued and outstanding, at March 31, 2022 and December 31, 2021, respectively, at redemption value of $10.00 per share	200,000,000	200,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption), at March 31, 2022 and December 31, 2021, respectively	78	78
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	—
Accumulated deficit	(9,674,447)	(11,395,754)

Total stockholders’ deficit	(9,673,869)	(11,395,176)

Total liabilities and stockholders’ deficit	$201,646,927	$201,070,928

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Formation costs and other operating expenses	$582,409	$624,035

Other income (expense):
Interest income on marketable securities held in Trust Account	18,191	2,660
Transaction costs allocable to warrant liability	—	(344,981)
Change in fair value of warrant liabilities	2,285,525	(138,517)

Other income (expense), net	2,303,716	(480,838)

Net income (loss)	$1,721,307	$(1,104,873)

Weighted average number of common shares outstanding:
Class A - Public shares	20,000,000	12,359,551
Class A - Private shares	777,500	480,478
Class B - Common stock	5,000,000	4,756,944
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.07	$(0.06)

Class A - Private shares	$0.07	$(0.06)

Class B - Common stock	$0.07	$(0.06)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	777,500	$78	5,000,000	$500	$—	$(11,395,754)	$(11,395,176)
Net income	—	—			—	1,721,307	1,721,307

Balance – March 31, 2022	777,500	$78	5,000,000	$500	$—	$(9,674,447)	$(9,673,869)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	5,000,000	$500	$24,500	$(10,949)	$14,051
Issuance of common stock (private units), net of proceeds allocated to private warrant liability	777,500	78	—	—	7,544,264	—	7,544,342
Net loss	—	—			—	(1,104,873)	(1,104,873)
Accretion to Class A common stock redemption amount	—	—	—	—	(7,568,764)	(9,708,653)	(17,277,417)

Balance – March 31, 2021	777,500	$78	5,000,000	$500	$—	$(10,824,475)	$(10,823,897)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flow from operating activities:
Net income (loss)	$1,721,307	$(1,104,873)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(18,191)	(2,660)
Change in fair value of warrant liabilities	(2,285,525)	138,517
Transaction costs allocable to warrant liabilities	—	344,981
Changes in operating assets and liabilities
Prepaid expenses	96,717	(996,297)
Accounts payable and accrued expenses	(326,450)	40,829
Accounts payable – related party	(33,333)	66,666

Net cash used in operating activities	(845,475)	(1,512,837)

Cash flow from investing activities:
Investment of cash in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Proceeds from promissory note—Sponsor	—	37,470
Paydown of promissory note—Sponsor	—	(71,706)
Proceeds from convertible promissory note – related party	1,500,000	—
Payment of deferred offering costs	—	(4,721,495)
Proceeds from issuance of common stock (public units)	—	200,000,000
Proceeds from issuance of common stock (private units)	—	7,775,000

Net cash provided by financing activities	1,500,000	203,019,269

Net change in cash	654,525	1,506,432
Cash at the beginning of the period	371,678	25,000

Cash at the end of the period	$1,026,203	$1,531,432

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$—	$7,000,000

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS
Gaming & Hospitality Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on March 4, 2020 (“Inception”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on the gaming and hospitality sectors.
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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”, or “IPO”), which is described in Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company has until February 5, 2023 (unless stockholders approve an amendment to the amended and restated certificate of incorporation to extend this date) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination with the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up t
o $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited consolidated financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Liquidity, Capital Resources, and Going Concern
As of March 31, 2022, the Company had $1,026,203 in cash outside of the Trust Account, approximately $34,000 of interest income available in the Trust Account to pay for tax obligations.
The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined below) of $500,000 (see Note 5), the Working Capital Loan (as defined below) (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 4, 2021. As of March 31, 2022, there was $1,500,000 outstanding under the Working Capital Loan.
The Company has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans including the proposed Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements-Going Concern,” the Company has until February 5, 2023 (unless stockholders approve an amendment to the amended and restated certificate of incorporation to extend this date) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time. If a Business Combination is not consummated by such date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 5, 2023 (unless stockholders approve an amendment to the amended and restated certificate of incorporation to extend this date). The Company intends to complete a Business Combination before the mandatory liquidation date.
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
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to below as Class A common stock subject to redemption,
Non-redeemable
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. For the three months ended March 31, 2022 and March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.
A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the three months ended March 31, 2022			For the three months ended March 31, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$1,335,511	$51,918	$333,878	$(776,028)	$(30,168)	$(298,677)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	12,359,551	480,478	4,756,944

Basic and diluted net income (loss) per common stock	$0.07	$0.07	$0.07	$(0.06)	$(0.06)	$(0.06)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of March 31, 2022 and December 31, 2021.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company determined the common stock subject to possible redemption to be equal to the redemption value of approximately

$10.00 per share of Class A common stock.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The Class A common stock reflected in the condensed balance sheets is reconciled in the following table as of March 31, 2022 and December 31, 2021:

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
The Company evaluated the Public Warrants and the Private Warrants (collectively, the “Warrants”) (Note 3, Note 4, Note 8 and Note 9) in accordance with ASC
815-40,
“Derivatives and Hedging —  Contracts in Entity’s Own Equity,” and concluded that a provision in the warrant agreement, dated February 2, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the condensed balance sheet and measured at fair value at Inception (on the date of the IPO) and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the condensed statement of operations in the period of change.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.
Deferred income taxes were deemed to be de minimis as of March 31, 2022 and December 31, 2021.
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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.
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
The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Public Units at $10.00 per Public Unit (which includes the exercise by the underwriter of its over-allotment option of 2,500,000 Public Units). Each Public Unit consists of one Public Share and one-third
of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to certain adjustments. See Note 7.
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
There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares or the Private Shares, and the Private Warrants will expire worthless if the Company does not consummate a Business Combination by February 5, 2023 (unless stockholders approve an amendment to the amended and restated certificate of incorporation to extend this date).
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
In June 2020, the Sponsor purchased 4,312,500 shares of Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On February 2, 2021, the Company effected a stock dividend of 0.15942029 of a share of Class B common stock for each outstanding share of Class B common stock, resulting in the Sponsor holding an aggregate of 5,000,000
Founder Shares. All share and per-share amounts have been retroactively restated to reflect the effect of the stock dividend. As a result of the underwriter’s election to fully exercise their over-allotment option, a total of
 625,000 of Founder Shares are no longer subject to forfeiture.
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
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Interactive, a Nevada corporation and affiliate of its
 Sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Interactive to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
The Company had expensed $99,999 and $66,666 of fees as of March 31, 2022 and 2021, respectively, which are presented in formation costs and other operating expenses on the condensed statements of operations. The Company had accrued $0 and $33,333

of these fees as of March 31, 2022 and December 31, 2021, respectively, which are presented within accounts payable - related party on the condensed balance sheets.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000 to pay for certain Initial Public Offering expenses. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of March 31, 2022 and no further drawdowns are permitted.

Related Party Loans
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of a Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. There were no drawdowns on this note as of December 31, 2021. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes.
The conversion feature included in the Working Capital Loan is considered an embedded derivate, is recorded as a debt discount and measured to fair value at issuance and is remeasured to fair value at the end of each reporting period. The value of the conversion feature is de minimis at issuance and as of March 31, 2022.
Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the Sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. As of March 31, 2022, the Company had incurred $129,867 in fees under the Consulting Agreement, of which $121,342 are paid and $8,525 are recorded in accounts payable and accrued expenses on the condensed balance sheet
s
.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:
Class A Common Stock: 100,000,000 shares
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

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
basis, 20%
of the sum of (i) the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus (ii) the sum of (a) all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding (1) any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination, the Private Units and (2) any Private Units issued to the Sponsor or its affiliates upon conversion of loans made to the Company minus (b) the number of Public Shares redeemed by Public Stockholders.
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At March 31, 2022, there were 777,500 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.
Founder Shares and Private Shares
Holders of Founder Shares and Private Shares have the same stockholder rights as Public Stockholders, except that:

•	Founder Shares and Private Shares are subject to certain transfer restrictions, as described in more detail below .

•	The Initial Stockholders have agreed to

•	waive redemption rights with respect to Founder Shares, Private Shares, and any Public Shares held by them in connection with the completion of the initial Business Combination;

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
Business Combination activity; and

•
waive their rights to liquidating distributions from the Trust Account with respect to Founder Shares if the Company fails to complete the initial Business Combination during the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold.

•
Founder Shares are shares of Class B common stock that will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one
basis, subject to certain adjustments
.

•	Holders of Founder Shares and Private Shares are entitled to registration rights.
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

The Private Warrants will be
non-redeemable
(except in certain instances) and exercisable on a cashless basis so long as they are held by the Company’s Sponsor or its permitted transferees. If the Private Units are held by someone other than the Company’s Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Public Units being sold in this offering. If holders of Private Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering their Private Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Private Warrants, multiplied by the difference between the exercise price of the Private Warrants and the “fair market value” by (y) the fair market value.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$200,034,244	$200,016,053
Liabilities:
Private Warrants	2	$69,975	$155,500
Public Warrants	1	$1,800,000	$4,000,000
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
As of March 31, 2022, the Private Warrants and Public Warrants were determined to be $0.27 per warrant for aggregate values of $69,975 and $1,800,000, respectively.
There were no Level 3 measurements as of March 31, 2022 or December 31, 2021, and no
transfers between levels for the three months ended March 31, 2022 and 2021.

NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued require potential adjustment to or disclosure in the condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Quarterly Report on Form
10-Q
to “we,” “us” or the “Company” refer to Gaming & Hospitality Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Affinity Gaming Holdings, L.L.C. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” of our Annual Report on Form
10-K
for the year ended December 31, 2021 (the “Form
10-K”)
filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 and “Item 1A. Risk Factors” of this Quarterly Report on Form
10-Q.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Item 1A. Risk Factors” section of the Form
10-K
and this Quarterly Report on Form
10-Q.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $1,721,307, which consisted of operating costs of $582,409, interest income on marketable securities held in our Trust Account of $18,191, and a gain due to a decrease in fair value of warrant liabilities of 2,285,525.
For the three months ended March 31, 2021, we had a net loss of $1,104,873, which consisted of operating costs of $624,035, interest income on marketable securities held in our Trust Account of $2,660, transaction costs allocable to warrant liability of $344,981, and a loss due to an increase in fair value of warrant liabilities of 138,517.

Liquidity and Capital Resources
On February 5, 2021, we consummated the IPO of 20,000,000 Public Units at a price of $10.00 per Public Unit, including 2,500,000 Public Units sold pursuant to the full exercise of the underwriter’s over-allotment option, generating gross proceeds of $200,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 777,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $7,775,000.
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
As of March 31, 2022, we had marketable securities held in the Trust Account of $200,034,244 (including $34,244 of interest income), consisting of investments in qualifying money market funds that invest solely in U.S. treasury securities.
For the three months ended March 31, 2022, cash used in operating activities was $845,475. Net income of $1,721,307 was affected by interest income on marketable securities held in our Trust Account of $18,191, change in fair value of warrant liabilities of $2,285,525, and changes in operating assets and liabilities, which used $(263,066) of cash.
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
As of March 31, 2022, we had cash of $1,026,203 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of an initial Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial Business Combination into Private Units at a price of $10.00 per Private Unit. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes.
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

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
Contractual Obligations
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company evidencing the Working Capital Loan, pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of an initial Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial Business Combination into Private Units at a price of $10.00 per Private Unit. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for Capital Loam for general working capital purposes.
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
The underwriters are entitled to a deferred fee of $0.35 per Public Unit, or $7,000,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies
Common Stock Subject to Possible Redemption
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
Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of stockholders’ deficit section of our condensed balance sheets.

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
Warrant Liabilities
We account for the warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the applicable authoritative guidance in ASC 480, and ASC 815. The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the holders of the warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the warrants and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We have improved and will continue to improve our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
Changes in Internal Control over Financial Reporting
Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control over Financial Reporting
To remediate the material weakness in internal control related identified above, we have improved and will continue to improve our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. This is in addition to the remediation relating to the accounting classification for Warrants we issued in March 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”), dated April 12, 2021 (the “SEC Statement”), in view of which management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Warrants. The Company’s management has spent a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we already had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have implemented changes to expand and enhance these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ended June 30, 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K.
Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed Business Combination transactions; increasing the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File

*	Filed herewith.
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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: May 13, 2022	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer