Form 10-Q
period 2022-06-30
Gaming & Hospitality Acquisition Corp.
filed 2022-08-11
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of August
10
, 2022, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$421,378	$371,678
Prepaid expenses	431,279	683,197

Total current assets	852,657	1,054,875
Investments held in Trust Account	200,311,364	200,016,053

Total assets	$201,164,021	$201,070,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$570,512	$1,277,271
Accounts payable – related party	33,333	33,333
Convertible promissory note – related party	1,500,000	—

Total current liabilities	2,103,845	1,310,604
Warrant liabilities	824,174	4,155,500
Deferred underwriting fee payable	7,000,000	7,000,000

Total liabilities	9,928,019	12,466,104

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021, respectively, at redemption value of $10.00 per share	200,000,000	200,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption), at June 30, 2022 and December 31, 2021, respectively	78	78
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	—
Accumulated deficit	(8,764,576)	(11,395,754)

Total stockholders’ deficit	(8,763,998)	(11,395,176)

Total liabilities and stockholders’ deficit	$201,164,021	$201,070,928

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Formation costs and other operating expenses	$413,050	$350,391	$995,459	$1,319,407

Loss from operations	(413,050)	(350,391)	(995,459)	(1,319,407)
Other income (expense):
Interest income on marketable securities held in Trust Account	277,120	6,561	295,311	9,221
Change in fair value of warrant liabilities	1,045,801	(1,041,466)	3,331,326	(1,179,983)

Other income (expense), net	1,322,921	(1,034,905)	3,626,637	(1,170,762)

Net income (loss)	$909,871	$(1,385,296)	$2,631,178	$(2,490,169)

Weighted average number of common shares outstanding:
Class A - Public shares	20,000,000	20,000,000	20,000,000	16,243,094
Class A - Private shares	777,500	777,500	777,500	631,450
Class B - Common stock	5,000,000	5,000,000	5,000,000	4,882,597
Basic and diluted net income (loss) per share (1) :
Class A - Public shares	$0.04	$(0.05)	$0.10	$(0.11)

Class A - Private shares	$0.04	$(0.05)	$0.10	$(0.11)

Class B - Common stock	$0.04	$(0.05)	$0.10	$(0.11)

(1)
Subsequent to June 30, 2021, the Company adjusted its approach in calculating net loss per share to comply with FASB ASC Topic 260, “Earnings Per Share.” In doing so, the Company adopted a pro-rata approach between its two classes of shares. All share and per-share data have been retroactively restated to reflect this change.

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance—December 31, 2021	777,500	$78	5,000,000	$500	$—	$(11,395,754)	$(11,395,176)
Net income	—	—	—	—	—	1,721,307	1,721,307

Balance – March 31, 2022 (unaudited)	777,500	$78	5,000,000	$500	$—	$(9,674,447)	$(9,673,869)
Net income	—	—			—	909,871	909,871

Balance – June 30, 2022 (unaudited)	777,500	$78	5,000,000	$500	$—	$(8,764,576)	$(8,763,998)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance—December 31, 2020	—	$—	5,000,000	$500	$24,500	$(10,949)	$14,051
Issuance of common stock (private units), net of proceeds allocated to private warrant liability	777,500	78	—	—	7,544,264	—	7,544,342
Net loss	—	—			—	(1,104,873)	(1,104,873)
Accretion to Class A common stock redemption amount	—	—	—	—	(7,568,764)	(9,708,653)	(17,277,417)

Balance – March 31, 2021 (unaudited)	777,500	$78	5,000,000	$500	$—	$(10,824,475)	$(10,823,897)
Net loss	—	—			—	(1,385,296)	(1,385,296)

Balance – June 30, 2021 (unaudited)	777,500	$78	5,000,000	$500	$—	$(12,209,771)	$(12,209,193)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flow from operating activities:
Net income (loss)	$2,631,178	$(2,490,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(295,311)	(9,221)
Change in fair value of warrant liabilities	(3,331,326)	1,179,983
Transaction costs allocable to warrant liabilities	—	344,981
Changes in operating assets and liabilities
Prepaid expenses	251,918	(900,511)
Accounts payable and accrued expenses	(706,759)	6,200
Accounts payable – related party	—	2,096

Net cash used in operating activities	(1,450,300)	(1,866,641)

Cash flow from investing activities:
Investment of cash in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Advances from Sponsor	—	37,470
Paydown of promissory note—Sponsor	—	(71,706)
Proceeds from convertible promissory note – related party	1,500,000	—
Payment of deferred offering costs	—	(4,721,495)
Proceeds from issuance of common stock (public units)	—	200,000,000
Proceeds from issuance of common stock (private units)	—	7,775,000

Net cash provided by financing activities	1,500,000	203,019,269

Net change in cash	49,700	1,152,628
Cash at the beginning of the period	371,678	25,000

Cash at the end of the period	$421,378	$1,177,628

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$—	$7,000,000

Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$6,097,325

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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering,” or “IPO”), which is described in Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

The Company anticipates structuring the Business Combination in such a way so that the post-Business Combination company in which the Company’s Public Stockholders (as defined below) own shares will own or acquire
100
% of the equity interests or assets of the target business. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited consolidated financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Liquidity, Capital Resources, and Going Concern
As of June 30, 2022 and December 31, 2021, the Company had $421,378 and $371,678
 in cash outside of the Trust Account, respectively and
$311,364 of interest income available in the Trust Account to pay for tax obligations as of June 30, 2022.
The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined below) of $500,000 (see Note 5), the Working Capital Loan (as defined below) (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 4, 2021. As of June 30, 2022 and December 31, 2021, there was $1,500,000 and $0 outstanding under the Working Capital Loan, respectively.
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
Use of Estimates
The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.
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
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$705,943	$27,443	$176,485	$(1,074,810)	$(41,783)	$(268,703)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	20,000,000	777,500	5,000,000

Basic and diluted net income (loss) per common stock	$0.04	$0.04	$0.04	$(0.05)	$(0.05)	$(0.05)

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$2,041,454	$79,361	$510,363	$(1,859,070)	$(72,271)	$(558,828)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	16,243,094	631,450	4,882,597

Basic and diluted net income (loss) per common stock	$0.10	$0.10	$0.10	$(0.11)	$(0.11)	$(0.11)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of June 30, 2022 and December 31, 2021.

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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The Class A common stock reflected in the condensed balance sheets is reconciled in the following table as of June 30, 2022 and December 31, 2021:

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

Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.
Deferred income taxes were deemed to be de minimis as of June 30, 2022 and December 31, 2021.
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
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Interactive, a Nevada corporation and affiliate of its Sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Interactive to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the C ompany

will cease paying these monthly fees. The Company had expensed $99,999 and $199,998 of fees as of as of the three and six months ended June 30, 2022, respectively, and $166,665 of fees as of June 30, 2021. The Company had accrued $33,333 of these fees as of each
of
June 30, 2022 and December 31, 2021, which are presented within accounts payable - related party on the condensed balance sheets.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000 to pay for certain Initial Public Offering expenses. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of June 30, 2022 and no further drawdowns are permitted.
Related Party Loans
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of a Business Combination, or at the Sponsor’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. There were no drawdowns on this note as of December 31, 2021. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes.
The conversion feature included in the Working Capital Loan is considered an embedded derivate, is recorded as a debt discount and measured to fair value at issuance and is remeasured to fair value at the end of each reporting period. The value of the conversion feature is de minimis at issuance and as of June 30, 2022.
Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the Sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. As of the three and six months ended June 30, 2022, the Company had incurred $0 and $8,525
,
respectively, in fees under the Consulting Agreement.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:
Class A Common Stock: 100,000,000 shares
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At June 30, 2022 and December 31, 2021, there were 777,500 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.
Founder Shares and Private Shares
Holders of Founder Shares and Private Shares have the same stockholder rights as Public Stockholders, except that:

•	Founder Shares and Private Shares are subject to certain transfer restrictions, as described in more detail below.

•	The Initial Stockholders have agreed to

•	waive redemption rights with respect to Founder Shares, Private Shares, and any Public Shares held by them in connection with the completion of the initial Business Combination;

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

•
Founder Shares are shares of Class B common stock that will automatically convert into shares of Class A common stock at the time of the initial Business Combination, or at any time prior thereto at the option of the holder, on a one-for-one
basis, subject to certain adjustments.

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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$200,311,364	$200,016,053
Liabilities:
Private Warrants	2	$30,841	$155,500
Public Warrants	1	$793,333	$4,000,000
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

As of June 30, 2022, the Private Warrants and Public Warrants were determined to be $0.12 per warrant for aggregate values of $30,841 and $793,333, respectively.
There were no Level 3 measurements as of June 30, 2022 or December 31, 2021, and no transfers between levels for the three and six months ended June 30, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 measurement a Level 1 fair value measurement as of April 1, 2021.
NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.
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
filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022 and “Item 1A. Risk Factors” of our Quarterly Report on Form
10-Q
filed with the SEC on May 13, 2022 (the “Q1 Form
10-Q”).
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Item 1A. Risk Factors” section of our Form
10-K
and “Item 1A. Risk Factors” of our Q1 Form
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income on marketable securities held after the IPO in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $909,871, which consisted of operating costs of $413,050, interest income on marketable securities held in our Trust Account of $277,120, and a gain due to a decrease in fair value of warrant liabilities of $1,045,801.
For the six months ended June 30, 2022, we had a net income of $2,631,178, which consisted of operating costs of $995,459, interest income on marketable securities held in our Trust Account of $295,311, and a gain due to a decrease in fair value of warrant liabilities of $3,331,326.
For the three months ended June 30, 2021, we had a net loss of $1,385,296, which consisted of operating costs of $350,391, interest income on marketable securities held in our Trust Account of $6,561, and a loss due to an increase in fair value of warrant liabilities of $1,041,466.
For the six months ended June 30, 2021, we had a net loss of $2,490,169, which consisted of operating costs of $1,319,407, interest income on marketable securities held in our Trust Account of $9,221, and a loss due to an increase in fair value of warrant liabilities of $1,179,983.
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
As of June 30, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $200,311,364 (including $311,364 of interest income) and $200,016,053 (including $16,053 of interest income), respectively, consisting of investments in qualifying money market funds that invest solely in U.S. treasury securities.
For the six months ended June 30, 2022, cash used in operating activities was $1,450,300. Net income of $2,631,177 was affected by interest income on marketable securities held in our Trust Account of $295,311, change in fair value of warrant liabilities of $3,331,326, and changes in operating assets and liabilities, which used $454,84
1
 of cash.
For the six months ended June 30, 2021, cash used in operating activities was $1,866,641. Net loss of $2,490,169 was affected by interest income on marketable securities held in our Trust Account of $9,221, transaction costs allocable to warrant liabilities of $344,981, change in fair value of warrant liabilities of $1,179,983, and changes in operating assets and liabilities, which used $8
9
2
,
215
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

As of June 30, 2022 and December 31, 2021, we had cash of $421,378 and $371,678 held outside the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.
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
sheet arrangements as of June 30, 2022.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
As described below, during the second quarter of 2022, we remediated the material weakness in internal control over financial reporting that we identified as of March 31, 2022. There were no other material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in our Annual Report on Form
10-K
for the year ended December 31, 2021 and in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022. During the second quarter of 2022, our management enhanced and revised the design of our controls and procedures over our accounting for complex financial instruments. These enhancements include our implementation of additional procedures to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents as well as increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed during the quarter ended June 30, 2022.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K
and Q1 Form
10-Q.
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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: August 11, 2022	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: August 11, 2022	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer