Form 10-Q
period 2022-09-30
Gaming & Hospitality Acquisition Corp.
filed 2022-11-14
CIK 1806156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 11, 2022
, there were 20,777,500 shares of Class A common stock, $0.0001 per value, and 5,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GAMING & HOSPITALITY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
GAMING & HOSPITALITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$702,723	$371,678
Prepaid expenses	281,821	683,197

Total current assets	984,544	1,054,875
Investments held in Trust Account	201,214,964	200,016,053

Total assets	$202,199,508	$201,070,928

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$273,269	$1,277,271
Accounts payable – related party	—	33,333
Convertible promissory note – related party	2,500,000	—

Total current liabilities	2,773,269	1,310,604
Warrant liabilities	207,775	4,155,500
Deferred underwriting fee payable	7,000,000	7,000,000

Total liabilities	9,981,044	12,466,104

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 20,000,000 shares issued and outstanding, at redemption value of $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	201,214,964	200,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 777,500 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption), at September 30, 2022 and December 31, 2021, respectively	78	78
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	—	—
Accumulated deficit	(8,997,078)	(11,395,754)

Total stockholders’ deficit	(8,996,500)	(11,395,176)

Total liabilities, Class A common stock subject to possible redemption, and stockholders’ deficit	$202,199,508	$201,070,928

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating expenses	$359,268	$1,090,145	$1,354,727	$2,409,552

Loss from operations	(359,268)	(1,090,145)	(1,354,727)	(2,409,552)
Other income:
Interest income on marketable securities held in Trust Account	903,600	2,790	1,198,911	12,011
Change in fair value of warrant liabilities	616,399	2,429,224	3,947,725	1,249,241

Other income, net	1,519,999	2,432,014	5,146,636	1,261,252

Net income (loss) before income tax	$1,160,731	$1,341,869	$3,791,909	$(1,148,300)
Income tax benefit (expense)	(178,269)	—	(178,269)	—

Net income (loss)	$982,462	$1,341,869	$3,613,640	$(1,148,300)

Weighted average number of common shares outstanding:
Class A - Public shares	20,000,000	20,000,000	20,000,000	17,500,000
Class A - Private shares	777,500	777,500	777,500	680,313
Class B - Common stock	5,000,000	5,000,000	5,000,000	4,921,875
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.04	$0.05	$0.14	$(0.05)

Class A - Private shares	$0.04	$0.05	$0.14	$(0.05)

Class B - Common stock	$0.04	$0.05	$0.14	$(0.05)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance—December 31, 2021	777,500	$78	5,000,000	$500	$—	$(11,395,754)	$(11,395,176)
Net income	—	—	—	—	—	1,721,307	1,721,307

Balance – March 31, 2022 (unaudited)	777,500	$78	5,000,000	$500	$—	$(9,674,447)	$(9,673,869)
Net income	—	—	—	—	—	909,871	909,871

Balance – June 30, 2022 (unaudited)	777,500	$78	5,000,000	$500	$—	$(8,764,576)	$(8,763,998)
Net income	—	—	—	—	—	982,462	982,462
Accretion of Class A Shares to Redemption Value	—	—	—	—	—	(1,214,964)	(1,214,964)
Balance – September 30, 2022 (unaudited)	777,500	$78	5,000,000	$500	$—	$(8,997,078)	$(8,996,500)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance—December 31, 2020	—	$—	5,000,000	$500	$24,500	$(10,949)	$14,051
Issuance of common stock (private units), net of proceeds allocated to private warrant liability	777,500	78	—	—	7,544,264	—	7,544,342
Net loss	—	—	—	—	—	(1,104,873)	(1,104,873)
Accretion to Class A common stock redemption amount	—	—	—	—	(7,568,764)	(9,708,653)	(17,277,417)

Balance – March 31, 2021 (unaudited)	777,500	$78	5,000,000	$500	$—	$(10,824,475)	$(10,823,897)
Net loss	—	—	—	—	—	(1,385,296)	(1,385,296)

Balance – June 30, 2021 (unaudited)	777,500	$78	5,000,000	$500	$—	$(12,209,771)	$(12,209,193)
Net income	—	—	—	—	—	1,341,869	1,341,869
Balance – September 30, 2021 (unaudited)	777,500	$78	5,000,000	$500	$—	$(10,867,902)	$(10,867,324)

See accompanying notes to the unaudited condensed financial statements.

GAMING & HOSPITALITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flow from operating activities:
Net income (loss)	$3,613,640	$(1,148,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,198,911)	(12,011)
Change in fair value of warrant liabilities	(3,947,725)	(1,249,241)
Transaction costs allocable to warrant liabilities	—	344,981
Changes in operating assets and liabilities:
Prepaid expenses	401,376	(740,237)
Accounts payable and accrued expenses	(1,004,003)	584,845
Accounts payable – related party	(33,332)	—

Net cash used in operating activities	(2,168,955)	(2,219,963)

Cash flow from investing activities:
Investment of cash in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash flows from financing activities:
Proceeds from promissory note—Sponsor	—	37,470
Paydown of promissory note—Sponsor	—	(71,706)
Proceeds from convertible promissory note – related party	2,500,000	—
Payment of deferred offering costs	—	(4,721,495)
Proceeds from issuance of common stock (public units)	—	200,000,000
Proceeds from issuance of common stock (private units)	—	7,775,000

Net cash provided by financing activities	2,500,000	203,019,269

Net change in cash	331,045	799,306
Cash at the beginning of the period	371,678	25,000

Cash at the end of the period	$702,723	$824,306

Supplemental disclosure of non-cash activities:
Deferred underwriting fees payable	$7,000,000	$7,000,000

Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$(6,097,325)

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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering,” or “IPO”), which is described in Note 3, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of the Business Combination
(at redemption value of $10.06 and
$10.00 per Public
Share as of September 30, 2022 and December 31, 2021, respectively), including interest earned and not previously released to the Company to pay franchise and income taxes, less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, subject to certain limitations. The per-share
amount distributed to investors who properly redeem their shares will not be reduced by deferred underwriting commissions the Company will pay to the underwriter. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed to waive their redemption rights with respect to any Founder Shares (as defined below) (see Note 5) and Private Shares held by them (see Note 4) and any Public Shares they may acquire during or after the Initial Public Offering in connection with a Business Combination or otherwise.
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

On November
14
, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to permit the Company to liquidate and wind up early by amending the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) change the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to as our initial business combination, from February 5, 2023 (the “Original Termination Date”) to such other date as shall be determined by the Board and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the amendment to the Charter pursuant to the DGCL and no later than December 30, 2022 (the “Amended Termination Date”), (ii) remove the Redemption Limitation (as defined in the Charter) to allow the Company to redeem 20,000,000 shares of Class A common stock, par value $0.0001 per share, initially included in the units sold as part of the IPO (the “Public Shares”), notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and (iii) allow the Company to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account (as defined below) prior to redeeming the Public Shares in connection with the Special Meeting in order to pay dissolution expenses (the “Charter Amendment Proposal”); and (ii) amend the Investment Management Trust Agreement, dated February 2, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as trustee (“Continental”) to change the date on which Continental must commence liquidation of the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) from the Original Termination Date to the Early Termination Date (such proposal, the “Early Termination Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Amendment Proposals”); and (iii) to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposals or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate (the “Adjournment Proposal,” and with the Charter Amendment Proposal and the Amendment Proposals, the “Proposals”).
If the Proposals are approved, and because the Company will not be able to complete an initial Business
Combination
by the Amended Termination Date, the Company will immediately after the Special Meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.
Pursuant to the amended and restated certificate, a Public Stockholder shall be provided
with the opportunity to redeem their Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.
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
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited consolidated financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
Liquidity, Capital Resources, and Going Concern
As of September 30, 2022 and December 31, 2021, the Company had $702,723 and $371,678 in cash outside of the Trust Account, respectively and $1,198,911 of interest income available in the Trust Account to pay for tax obligations as of September 30, 2022.
 In addition, as of September 30, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $201,214,964 (including $1,214,964 of interest income) and $200,016,053 (including $12,011 of interest income), respectively, consisting of investments in qualifying money market funds that invest solely in U.S. treasury securities.
The Company’s liquidity needs to date have been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note (as defined below) of $500,000 (see Note 5), the Working Capital Loan (as defined below) (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on February 4, 2021. As of September 30, 2022 and December 31, 2021, there was $2,500,000 and $0 outstanding under the Working Capital Loan, respectively.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to below as Class A common stock subject to redemption,
Non-redeemable
Class A common stock, and Class B common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into common shares. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

A reconciliation of net income (loss) per common share as adjusted for the portion of income that is attributable to common shares subject to redemption is as follows:

	For the three months ended September 30, 2022			For the three months ended September 30, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$762,263	$29,633	$190,566	$1,041,117	$40,473	$260,279
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	20,000,000	777,500	5,000,000

Basic and diluted net income per common stock	$0.04	$0.04	$0.04	$0.05	$0.05	$0.05

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock	Class A common stock subject to redemption	Non-redeemable Class A common stock	Class B Common Stock
Basic and diluted net income (loss) per common stock
Numerator:

Allocation of net income (loss)	$2,803,717	$108,994	$700,929	$(869,928)	$(33,818)	$(244,554)
Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	777,500	5,000,000	16,243,094	631,450	4,882,597

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$0.14	$(0.05)	$(0.05)	$(0.05)

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in marketable securities deemed to be cash equivalents. The Company had no cash equivalents in its operating account as of September 30, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. The Company determined the common stock subject to possible redemption to be equal to the redemption value of approximately $10.06 per share of Class A common stock.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. The Class A common stock reflected in the condensed balance sheets is reconciled in the following table as of September 30, 2022 and December 31, 2021:

Gross proceeds	$200,000,000
Less: Proceeds allocated to Public Warrants	(5,866,667)
Less: Class A common stock issuance costs	(11,410,750)
Add: Accretion of carrying value to redemption value	17,277,417

Class A common stock subject to possible redemption, December 31, 2021	$200,000,000
Add: Accretion of carrying value to redemption value	1,214,964

Class A common stock subject to possible redemption, September 30, 2022	$201,214,964

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since Inception.

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
The Company’s management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
Private Units at a price of $
10.00
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
Administrative Support Agreement
The Company entered into an agreement dated as of February 2, 2021, pursuant to which the Company will pay Affinity Interactive, a Nevada corporation and affiliate of its Sponsor, an aggregate monthly fee of $33,333 for office space, utilities, secretarial and administrative support services, and reimbursement of a portion of compensation paid by Affinity Interactive to the Company’s officers and reimbursement of expenses. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had expensed $99,999 and $299,997 of fees for
the three and nine months ended September 30, 2022, respectively, and
$99,999 and
$266,664
 of fees
for
the three and nine months ended September 30, 2021, respectively. The Company had accrued $
0 and $366,663
 of these fees as of each of September 30, 2022 and December 31, 2021, respectively, which are presented within accounts payable - related party on the condensed balance sheets.
Advances from Sponsor
On February 2, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000 to pay for certain Initial Public Offering expenses. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. On February 4, 2021, the outstanding balance of $71,706 in borrowings outstanding under the Promissory Note was repaid. There were no amounts outstanding under the Promissory Note as of September 30, 2022 and no further drawdowns are permitted.

Related Party Loans
On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest
bearing and will be repaid upon completion of a Business Combination, or at the Sponsor’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into Private Units at a price of $10.00 per Private Unit. There were no drawdowns on this note as of December 31, 2021. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes. On September 26, 2022, the Company borrowed an additional $1,000,000 under the Working Capital Loan.
The conversion feature included in the Working Capital Loan is considered an embedded derivate, is recorded as a debt discount and measured to fair value at issuance and is remeasured to fair value at the end of each reporting period. The value of the conversion feature is de minimis at issuance and as of September 30, 2022.
Related Party Consulting Agreement
The Company entered into an agreement dated as of October 28, 2021 (the “Consulting Agreement”), pursuant to which ZCG Consulting, an affiliate of the Sponsor, will provide the Company with consulting services in connection with its search for a potential target company for a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination. Fees are expensed as incurred and are payable upon receipt. For the three and nine months ended September 30, 2022, the Company had incurred $0 and $8,525, respectively, in fees under the Consulting Agreement.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
The Company is authorized to issue the following shares of capital stock, each with a par value of $0.0001 per share:
Class A Common Stock: 100,000,000 shares
Class B Common Stock: 10,000,000 shares
Preferred Stock: 1,000,000 shares
Preferred Stock
Shares of preferred stock may be issued from time to time in one or more series, with voting and other rights and preferences determined by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
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
Pursuant to and concurrently with the Initial Public Offering, the Company sold 20,000,000 Public Units and 777,500 Private Units. At September 30, 2022 and December 31, 2021, there were 777,500 shares of Class A common stock issued and outstanding, excluding 20,000,000 shares of Class A common stock subject to possible redemption (see Note 2), and 5,000,000 shares of Class B common stock issued and outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$201,214,964	$200,016,053
Liabilities:
Private Warrants	2	$7,775	$155,500
Public Warrants	2	$200,000	$4,000,000
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
As of September 30, 2022, the Private Warrants and Public Warrants were determined to be $0.03 per warrant for aggregate values of $7,775 and $200,000 respectively.
There were no
 Level 3 measurements as of September 30, 2022 or December 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement a Level 1 fair value measurement as of April 1, 2021, and from a Level 1 measurement to a Level 2 fair value measurement as of September 30, 2022.

NOTE 10. SUBSEQUENT EVENTS
Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed financial statements were issued require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.
On November
14
, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to permit the Company to liquidate and wind up early by amending the Charter to (i) change the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to as our initial business combination, from
February 5, 2023

(the “Original Termination Date”) to such other date as shall be determined by the Board and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the amendment to the Charter pursuant to the DGCL and no later than December 30, 2022 (the “Amended Termination Date”), (ii) remove the Redemption Limitation (as defined in the Charter) to allow the Company to redeem 20,000,000 shares of Class A common stock, par value $0.0001 per share, initially included in the units sold as part of the IPO (the “Public Shares”), notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and (iii) allow the Company to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account (as defined below) prior to redeeming the Public Shares in connection with the Special Meeting in order to pay dissolution expenses (the “Charter Amendment Proposal”); and (ii) amend the Investment Management Trust Agreement, dated February 2, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as trustee (“Continental”) to change the date on which Continental must commence liquidation of the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) from the Original Termination Date to the Early Termination Date (such proposal, the “Early Termination Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Amendment Proposals”); and (iii) to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposals or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate (the “Adjournment Proposal,” and with the Charter Amendment Proposal and the Amendment Proposals, the “Proposals”).
If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the Special Meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.
Pursuant to the amended and restated certificate, a Public Stockholder shall be provided with the opportunity to redeem their Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

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

Recent Developments:

On November 14, 2022, the Company filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to permit the Company to liquidate and wind up early by amending the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to (i) change the date by which the Company must consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to as our initial business combination, from February 5, 2023 (the “Original Termination Date”) to such other date as shall be determined by the Board and publicly announced by the Company, provided that such other date shall be no sooner than the date of the effectiveness of the amendment to the Charter pursuant to the DGCL and no later than December 30, 2022 (the “Amended Termination Date”), (ii) remove the Redemption Limitation (as defined in the Charter) to allow the Company to redeem 20,000,000 shares of Class A common stock, par value $0.0001 per share, initially included in the units sold as part of the IPO (the “Public Shares”), notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and (iii) allow the Company to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account (as defined below) prior to redeeming the Public Shares in connection with the Special Meeting in order to pay dissolution expenses (the “Charter Amendment Proposal”); and (ii) amend the Investment Management Trust Agreement, dated February 2, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as trustee (“Continental”) to change the date on which Continental must commence liquidation of the trust account (the “Trust Account”) established in connection with the Company’s initial public offering (the “IPO”) from the Original Termination Date to the Early Termination Date (such proposal, the “Early Termination Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Amendment Proposals”); and (iii) to approve the adjournment of the Special Meeting from time to time to solicit additional proxies in favor of the Amendment Proposals or if otherwise determined by the chairperson of the Special Meeting to be necessary or appropriate (the “Adjournment Proposal,” and with the Charter Amendment Proposal and the Amendment Proposals, the “Proposals”).

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will immediately after the Special Meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter, redeem all Public Shares (the “Mandatory Redemption”). As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

Pursuant to the amended and restated certificate, a Public Stockholder shall be provided with the opportunity to redeem their Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from Inception through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $982,462, which consisted of operating costs of $359,268, interest income on marketable securities held in our Trust Account of $903,600, income tax expense of $178,269, and a gain due to a decrease in fair value of warrant liabilities of $616,399.

For the nine months ended September 30, 2022, we had a net income of $3,613,640, which consisted of operating costs of $1,354,727, interest income on marketable securities held in our Trust Account of $1,198,911, income tax expense of $178,269, and a gain due to a decrease in fair value of warrant liabilities of $3,947,725.

For the three months ended September 30, 2021, we had a net income of $1,341,869, which consisted of operating costs of $1,090,145, interest income on marketable securities held in our Trust Account of $2,790, and a loss due to an increase in fair value of warrant liabilities of $2,429,224.

For the nine months ended September 30, 2021, we had a net loss of $1,148,300, which consisted of operating costs of $2,409,552, interest income on marketable securities held in our Trust Account of $12,011, and a loss due to an increase in fair value of warrant liabilities of $1,249,241.

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

As of September 30, 2022 and December 31, 2021, we had marketable securities held in the Trust Account of $201,214,964 (including $1,214,964 of interest income) and $200,016,053 (including $12,011 of interest income), respectively, consisting of investments in qualifying money market funds that invest solely in U.S. treasury securities.

For the nine months ended September 30, 2022, cash used in operating activities was $2,168,955. Net income of $3,613,640 was affected by interest income on marketable securities held in our Trust Account of $1,198,911, change in fair value of warrant liabilities of $3,947,725, and changes in operating assets and liabilities, which used $635,961 of cash.

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

As of September 30, 2022 and December 31, 2021, we had cash of $702,723 and $371,678 held outside the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily for working capital purposes and to identify and evaluate target businesses, perform business due diligence on prospective target businesses, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Working Capital Loan”), pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest bearing and will be repaid upon completion of an initial Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial Business Combination into Private Units at a price of $10.00 per Private Unit. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes. On September 26, 2022, the Company borrowed an additional $1,000,000 under the Working Capital Loan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual Obligations

On November 11, 2021, the Sponsor issued an unsecured promissory note to the Company evidencing the Working Capital Loan, pursuant to which the Company may borrow up to an aggregate principal amount of $5,000,000. The Working Capital Loan is non-interest bearing and will be repaid upon completion of an initial Business Combination, or, at the Sponsor’s discretion, up to $1,500,000 of the balance of the Working Capital Loan may be converted upon completion of an initial Business Combination into Private Units at a price of $10.00 per Private Unit. On January 26, 2022, the Company borrowed $1,500,000 under the Working Capital Loan for general working capital purposes. On September 26, 2022, the Company borrowed an additional $1,000,000 under the Working Capital Loan.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock subject to redemption, Non-redeemable Class A common stock, and Class B common stock. Income and losses are shared pro rata among the three classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three-month period up to September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

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

GAMING & HOSPITALITY ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Mary Elizabeth Higgins
	Name:	Mary Elizabeth Higgins
	Title:	Chief Executive Officer and Director
Principal Executive Officer

Date: November 14, 2022	By:	/s/ Andrei Scrivens
	Name:	Andrei Scrivens
	Title:	Chief Financial Officer
Principal Financial and Accounting Officer